Form 10-Q
period 2021-03-31
US ENERGY CORP
filed 2021-05-13
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-06814

(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

675 Bering Dr, Suite 390, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Capital Market

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

The registrant had [4,676,301] shares of its common stock, par value $0.01 per share, outstanding as of May 10, 2021.

Cautionary Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are forward-looking statements.

Examples of forward-looking statements in this Report include:

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns and possible recessions caused thereby (including as a result of COVID-19);

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and

●	other plans and objectives for future operations,

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and equivalents	$7,236	$2,854
Oil and natural gas sales receivable	561	514
Marketable equity securities	231	181
Prepaid and other current assets	447	184
Commodity derivative	109	-
Real estate assets held for sale, net of selling costs	975	975

Total current assets	9,559	4,708

Oil and natural gas properties under full cost method:
Unevaluated properties	1,597	1,597
Evaluated properties	94,047	93,549
Less accumulated depreciation, depletion, amortization and impairment	(87,807)	(87,708)

Net oil and natural gas properties	7,837	7,438

Other assets:
Property and equipment, net	24	25
Right-of-use asset	190	127
Other assets	40	65

Total other assets	254	217

Total assets	$17,650	$12,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$945	$1,457
Accrued compensation and benefits	106	312
Related party secured note payable	-	375
Insurance premium note payable	223	-
Current lease obligation	101	65

Total current liabilities	1,375	2,209

Noncurrent liabilities:
Asset retirement obligations	1,471	1,408
Warrant liability	115	95
Long-term lease obligation, net of current portion	110	78
Other long-term liabilities	6	6
Total noncurrent liabilities	1,702	1,587

Total liabilities	3,077	3,796

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 4,676,301 and 3,317,893 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	47	33
Additional paid-in capital	148,806	142,652
Accumulated deficit	(134,280)	(134,118)

Total shareholders’ equity	14,573	8,567

Total liabilities and shareholders’ equity	$17,650	$12,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands, except share and per share amounts)

	2021	2020

Revenue:
Oil	$1,132	$855
Natural gas and liquids	79	68

Total revenue	1,211	923

Operating expenses:
Oil and natural gas operations:
Lease operating expense	568	408
Production taxes	79	66
Depreciation, depletion, accretion and amortization	118	112
General and administrative:
Compensation and benefits, including directors’ fees	339	223
Professional fees, insurance and other	396	349

Total operating expenses	1,500	1,158

Operating loss	(289)	(235)

Other non-operating income (expense):
Commodity derivative gain	107	-
Marketable equity securities gain (loss)	50	(76)
Warrant revaluation gain (loss)	(20)	(6)
Rental property gain (loss), net	17	(17)
Other income	25	28
Interest expense, net	(52)	-
Total other income (expense)	127	(71)

Net loss	$(162)	$(306)
Accrued preferred stock dividends	-	(100)
Net loss applicable to common shareholders	$(162)	$(406)
Basic and diluted weighted average shares outstanding	3,923,730	1,359,892
Basic and diluted net loss per share	$(0.04)	$(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 30, 2021 AND 2020

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of offering costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	79	-	79
Net loss	-	-	-	(162)	(162)

Balances, March 31, 2021	4,676,301	$47	$148,806	$(134,280)	$14,573

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)	-	(1)
Shares issued in acquisition of New Horizon Resources	59,498	1	239	-	240
Stock-based compensation	-	-	42	-	42
Net loss	-	-	-	(306)	(306)

Balances, March 31, 2020	1,399,754	$14	$137,156	$(127,985)	$9,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

	2021	2020

Cash flows from operating activities:
Net loss	$(162)	$(306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	119	142
Unrealized (gain) on commodity derivatives	(109)	-
Loss (gain) on marketable equity securities	(50)	76
Loss (gain) on warrant revaluation	20	6
Loss on related party debt conversion and settlement of legal costs	76	-
Stock-based compensation	79	42
Right of use asset amortization	20	13
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(47)	129
Other assets	(35)	(105)
Increase (decrease) in:
Accounts payable and accrued liabilities	(227)	(4)
Accrued compensation and benefits	(206)	(160)
Payments on operating lease liability	(14)	(14)

Net cash used in operating activities	(536)	(181)

Cash flows from investing activities:
Acquisition of New Horizon Resources, net of cash acquired	-	(122)
Oil and natural gas capital expenditures	(376)	(6)
Proceeds from sale of oil and gas properties	30	-
Payment received on note receivable	20	-

Net cash used in investing activities	(326)	(128)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	5,283	-
Repayment of credit facility	-	(61)
Repayments of insurance premium finance note payable	-	(25)
Shares withheld to settle tax withholding obligations for restricted stock awards	(39)	-
Payments for reverse stock split fractional shares	-	(1)

Net cash provided by (used in) financing activities	5,244	(87)

Net increase (decrease) in cash and equivalents	4,382	(396)

Cash and equivalents, beginning of period	2,854	1,532

Cash and equivalents, end of period	$7,236	$1,136

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$-	$-
Investing activities:
Issuance of stock in acquisition of New Horizon Resources	-	240
Change in capital expenditure accruals	108	(1)
Addition of operating lease liability and right of use asset	82	-
Asset retirement obligations	44	163
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	438	-
Issuance of stock for settlement of related party legal costs	406	-
New Horizon credit facility assumed	-	61
Financing of insurance premiums with note payable	223	199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly owned subsidiaries, Energy One LLC and New Horizon Resources, LLC, referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021. Our financial condition as of March 31, 2021, and operating results for the three months ended March 31, 2021, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; futures prices of commodities used in the valuation of commodity derivative contracts; valuation of warrant instruments; valuation of real estate assets held for sale; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material. In early March 2020, the NYMEX WTI crude oil price decreased significantly due to the COVID-19 pandemic and although it has recovered to pre-COVID-19 levels, it remained low for most of 2020. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Significant Accounting Policies

The Company’s results of operations and operating cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil, the Company entered into a crude oil derivative swap contract during the three months ended March 31, 2021 to protect against price declines in future periods. The Company does not designate commodity derivative contracts as cash flow hedges, and therefore the contract does not qualify for hedge accounting. Changes in fair value of the swap contract are recorded in the condensed consolidated statement of operations. The fair value of the swap contract is recorded as either an asset or a liability on the condensed consolidated balance sheet.

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

For the three months ended March 31, 2021, the Company recorded revenues of approximately $36 thousand, and lease operating and workover expenses of approximately $21 thousand related to the New Horizon Properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2020, the Company would have recorded revenues of $32 thousand and expenses of $25 thousand for the three months ended March 31, 2020, These results are not necessarily indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that will be attained in the future. Subsequent to the closing of the New Horizon Acquisition, the Company repaid the outstanding liabilities assumed at closing.

FieldPoint Petroleum

On September 25, 2020, the Company acquired certain oil and gas properties primarily located in Lea County, New Mexico and Converse County, Wyoming. The properties were acquired from FieldPoint Petroleum Corporation (“FieldPoint”) pursuant to FieldPoint’s Chapter 7 bankruptcy process (the “FieldPoint Properties”). The Company accounted for the acquisition of the FieldPoint Properties as an asset acquisition. The total amount paid for the FieldPoint Properties as of December 31, 2020, was $597 thousand, which includes the purchase price of $500 thousand and transaction costs of $97 thousand, of which $29 thousand were paid via the issuance of 7,075 shares of the Company’s common stock. The Company also recorded purchase price adjustments of $31 thousand for net revenues received, less operating expenses related to periods prior to the closing of the transaction. In addition, the Company recorded asset retirement obligations of $203 thousand for the assets acquired. Substantially all of the value of the acquired FieldPoint Properties consists of mature proved developed producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Cash consideration	$500
Transaction costs	97
Purchase price adjustments	(31)
Total consideration paid	566

Asset retirement obligations assumed	203

Total evaluated property	$769

Acquisition of Liberty County Properties

On November 9, 2020, the Company entered into a Purchase and Sale Agreement (the “PSA”) to acquire certain assets from Newbridge Resources LLC (“Newbridge”). The transaction closed on December 1, 2020 with an effective date of November 1, 2020. The assets include operated producing properties in Liberty County, Texas (the “Liberty County Properties”). The Liberty County Properties include 41 wells which have a 100% working interest and an average 86% net revenue interest and approximately 680 net acres located primarily in Liberty County, Texas which are 100% held by production. The Company issued 67,254 shares of its common stock, which at the closing price of $4.24 on the date of the closing of the PSA, were valued at $285 thousand, in consideration for the acquisition. The Company accounted for the acquisition of the Liberty County Properties as an asset acquisition. The total amount paid as of December 31, 2020, was $326 thousand including transaction costs of $41 thousand. In addition, the Company recorded asset retirement obligations of $192 thousand for the assets acquired. Substantially all of the value of the Liberty County Properties acquired consisted of mature proved developed producing reserves and proved developed non-producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Value of 67,254 shares issued	$285
Transaction costs	41
Total consideration paid	326

Asset retirement obligations assumed	192

Total evaluated property	$518

3. REAL ESTATE HELD FOR SALE

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building and an additional 13-acre parcel of land adjacent to the building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. During the year ended December 31, 2020, the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The process included obtaining an appraisal, analyzing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. The Company determined that the realizable value of the building and the building land was in the range of $700 thousand to $900 thousand and the realizable value of the additional land was in the range of $250 thousand to $300 thousand. A special committee of the board of directors was formed to evaluate the sales process. During 2020, the Company entered into an agreement with a large national commercial broker and a local broker in Riverton, Wyoming to sell the building and the land. During the year ended December 31, 2020, the Company recognized a loss on the land and building of $1,054 thousand. The following are estimated fair values and the estimated net proceeds relating to the real estate assets held for sale at March 31, 2021 and December 31, 2020:

Amount
(in thousands)

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

During 2020, the Company acquired operated oil and gas producing properties (see Note 2, above). The Company sells its oil production at the delivery point specified in the contract and collects an agreed-upon index price, net of pricing differentials. The purchaser takes custody, title and risk of loss of the oil at the delivery point; therefore, control passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser. Natural gas and natural gas liquid (“NGL”) are sold at the lease location, which is generally when control of the natural gas and NGL transfers to the purchaser, and revenue is recognized as the amount received from the purchaser.

The Company does not disclose the values of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with Accounting Standards Codification (ASC) 606. The exemption applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to the remaining performance obligations is not required.

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the three months ended March 31, 2021 and 2020, as the gross amounts were known.

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by state. The Company’s revenues in its North Dakota, Texas and other states for the three months ended March 31, 2021 and 2020, are presented in the following table:

	Three months ended March 31,
	2021	2020
	(in thousands)
Revenue:
North Dakota
Oil	$522	$489
Natural gas and liquids	79	49
Total	601	538

Texas
Oil	618	366
Natural gas and liquids	18	19
Total	636	385

Other (1)
Oil	(8)	-
Natural gas and liquids	(18)	-
Total	(26)	-

Combined Total	$1,211	$923

(1)	Adjustments of estimated accruals to actual revenues received from non-operated properties in other regions.

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by joint interest operators of the Company’s oil and natural gas properties. The following table presents the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

Operator	2021	2020
Zavanna, LLC	39%	31%
CML Exploration, LLC	10%	52%

5. LEASES

During the three months ended March 31, 2021, the Company acquired right-of-use assets and operating lease liability of $82 thousand associated with entering into a non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Right of use asset balance
Operating lease	$190	$127
Lease liability balance
Short-term operating lease	$101	$65
Long-term operating lease	110	78
	$211	$143

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston, Texas office lease, prior to February 2021, when the Company entered into a new 25-month lease for its Houston office. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognizes sublease income as a reduction of rent expense. Following are the amounts recognized as components of rental expense for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2020	2020
	(in thousands)
Operating lease cost	$24	17
Short-term lease cost	4	4

Sublease income	(16)	(5)
Total lease costs	$12	$16

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of March 31,
	2021	2020
	(in thousands)
Weighted average lease term (years)	1.9	2.8
Weighted average discount rate	9.26%	8.75%

The future minimum lease commitments as of March 31, 2021 are presented in the table below in thousands. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

Amount
Remainder of 2021	$90
2022	122
2023	17
Total lease payments	229
Less: imputed interest	(18)
Total lease liability	$211

As discussed in Note 3- Real Estate Held for Sale, the Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building is not depreciated while it is held for sale. The net capitalized cost of the building and the land subject to operating leases at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Building subject to operating leases	$4,654	$4,654
Land	380	380
Less: accumulated depreciation	(3,599)	(3,599)
Loss on leased real estate held for sale	(651)	(651)
Building subject to operating leases, net	$725	$725

The future lease maturities of the Company’s operating leases as of March 31, 2021 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainer of 2021	$122
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,314

The Company recognized, as a component of rental and other loss in the unaudited condensed consolidated statements of operations, the following operating lease income and expense related to its Riverton, Wyoming office building for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)
Operating lease income	$51	$56
Operating lease expense	(34)	(44)
Depreciation	-	(29)
Rental property gain (loss), net	$17	$(17)

6. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the three months ended March 31, 2021, The Company sold approximately 12 acres of undeveloped acreage in Midland County, Texas for approximately $30 thousand. There were no divestures of oil and natural gas producing properties during the three months ended March 31, 2020.

Ceiling Test and Impairment

The Company did not record ceiling test write-write down of its oil and natural gas properties during the three months ended March 31, 2021 or 2020. The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2021, the Company used $40.01 per barrel for oil and $2.16 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

7. DEBT

On March 4, 2021, the Company closed a Debt Conversion Agreement (the “Conversion Agreement”) with APEG Energy II, L.P.( “APEG”), which entity Patrick E. Duke, a former director of the Company, has shared voting power and shared investment power over. The Conversion Agreement was related to a $375,000 related party secured note payable the Company borrowed from APEG on September 24, 2020 (the “Note”). The Note accrued interest at 10% per annum and had a maturity date of September 24, 2021. The Note was secured by the Company’s wholly-owned subsidiary, Energy One’s oil and natural gas producing properties. Under the terms of the Note, the Company may repay the Note prior to maturity, however, in the event of a prepayment of the Note, the Company was required to pay APEG the amount of interest which would have accrued through maturity (at 10% per annum). Pursuant to the Conversion Agreement, the Company converted the related party secured note payable of $375,000 and accrued interest to the date of the Note’s September 24, 2021 maturity of $37,500 by issuing 97,962 shares of unregistered common stock with a value on the date of the Conversion Agreement of $438,000. The difference of $25,500 between the value of the shares issued and the $412,500 amount of the Note and accrued interest through the date of maturity is recorded as interest expense, net, in the condensed consolidated statements of operations.

8. COMMODITY DERIVATIVE

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil, the Company entered into a fixed-price swap commodity derivative contract to protect against price declines in future periods on 100 barrels of crude oil per day from March 1 to December 31, 2021, at $61.90, based on the calendar month average of West Texas Intermediate Crude Oil (“WTI”). There are no collateral requirements for the fixed-price swap derivative contract. The Company does not enter into derivative contracts for speculative purposes. The Company has not elected to designate the fixed-price swap as a cash flow hedge; therefore, the instrument does not qualify for hedge accounting. Accordingly, changes in the fair value of the fixed-price swap contract are recoded in the unaudited condensed consolidated statements of operations and are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

The following table presents the impact of our fixed-price derivative contract on our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)
Commodity derivative gain, net
Settlements	$(2)	$-
Change in fair value of unsettled derivatives	109	-
Total commodity derivative gain, net	$107	$-

9. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

Arbitration of Employment Claim

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer, David Veltri claiming that the Company breached his employment agreement. The Company intends to vigorously contest this matter and believes these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. Through March 31, 2021, the Company has incurred defence costs in this matter of $90 thousand and has accrued $10 thousand for future defence costs, representing the Company’s responsibility for costs under the insurance policy.

APEG II Litigation

From February 2019 until August 2020, the Company was involved in litigation with its former Chief Executive Officer, David Veltri and at the time its largest shareholder, APEG II and APEG II’s general partner, APEG Energy II, GP (together with APEG II, “APEG”). In addition, Patrick E. Duke, a former director of the Company, had shared voting and shared investment power over APEG. The litigation arose as a result of a vote at the February 25, 2019 board of directors meeting to terminate Mr. Veltri for using Company funds outside of his authority and for other reasons (the “Texas Litigation”). In a separate lawsuit, APEG initiated a shareholder derivative action in Colorado against Mr. Veltri due to his refusal to recognize the Board’s decision to terminate him (the “Colorado Litigation”). The Company was named as a nominal defendant in the Colorado Litigation. The Colorado litigation was dismissed in May 2020 and the Texas Litigation was dismissed in August 2020. Through March 31, 2021, the Company had incurred legal costs of approximately $1.7 million related to the litigation. On March 4, 2021, the Company issued 90,846 shares of unregistered common stock, which had a value on the date of issuance of $406 thousand, to APEG in reimbursement of APEG’s legal costs in the Colorado and Texas Litigation.

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

On December 31, 2020, the Company redeemed all then 50,000 shares outstanding of Series A Convertible Preferred Stock (the “Preferred Stock”), by making a cash payment of $2.0 million and issuing 328,000 shares of its common stock, which at the date of the redemption had a value of $3.68 per share for a total redemption price of $3.2 million. The liquidation preference on the date of redemption was $3.6 million. The difference between the redemption price and the liquidation preference of the preferred stock was included as a reduction of the net loss available to common shareholders in the calculation of loss per share.

The Company had issued the 50,000 shares of Preferred Stock on February 12, 2016, to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan Inc., in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at $40 per share for an aggregate of $2 million. The Preferred Stock liquidation preference, initially $2 million, increased by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock initially could have been converted into 1.33 shares of the Company’s $0.01 par value Common Stock (the “Conversion Rate”) for an aggregate of 66,667 shares. The Conversion Rate was subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections, subject to a price floor. At March 31, 2020, the aggregate number of shares of Common Stock issuable upon conversion was 79,334 shares, which was the maximum number of shares issuable upon conversion.

11. SHAREHOLDERS’ EQUITY

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, for a period of five years from the final closing date of June 21, 2017. The warrants include anti-dilution rights. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance were $1.24 million, with the remaining $0.08 million being attributed to common stock. On September 29, 2020, the Company received proceeds of $565 thousand related to the exercise of warrants to purchase 50,000 shares of common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the remaining warrants to purchase 50,000 shares of common stock was $115 thousand and $95 thousand at March 31, 2021 and December 31, 2020, respectively.

Pursuant to the original warrant agreement, as a result of common stock issuances at various prices, the warrant exercise price has been reduced from its original $20.50 exercise price to the floor price of $3.92, which is the exercise price of the warrants at March 31, 2021.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three months ended March 31, 2021 and 2020, there was no compensation expense related to stock options. As of December 31, 2019, all stock options had vested. No stock options were granted, exercised, or expired during the three months ended March 31, 2021 or 2020. Presented below is information about stock options outstanding and exercisable as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	31,367	$64.78	31,367	$64.78

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2021:

Options Outstanding					Options Exercisable
	Exercise Price		Weighted	Remaining		Weighted
Number of	Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	6.5	16,500	$10.00
10,622	90.00	124.80	106.20	3.1	10,622	106.20
2,913	139.20	171.00	147.39	1.2	2,913	147.39
1,332	226.20	251.40	232.48	2.7	1,332	232.48

31,367	$7.20	$251.40	$64.78	4.7	31,367	$64.78

Restricted Stock

Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company. The restricted stock awards are time-based awards and are amortized ratably over the requisite service period. Restricted stock vests ratably on each anniversary following the grant date provided the grantee is employed on the vesting date. Restricted stock granted to employees, when vested are net settled through the issuance of shares, net of the number of shares required to pay withholding taxes.

The following table presents the changes in non-vested time-based restricted stock awards to all employees and directors for the three months ended March 31, 2021:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock at December 31, 2020	71,000	$4.89
Granted	150,000	$4.72
Vested	(47,000)	$4.89
Non-vested at March 31, 2021	174,000	$4.75

For the three months ended March 31, 2021 and 2020, the Company recognized $79 thousand and $42 thousand, respectively of stock compensation expense related to restricted stock grants. Total compensation cost related to non-vested time-based awards and not yet recognized in the Company’s condensed consolidated statements of operations as of March 31, 2021 was $ 668 thousand. This cost is expected to be recognized over a weighted average period of 3.0 years.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Balance, beginning of year	$1,408	$819
Accretion	19	43
Sold/Plugged	-	(12)
Acquired	44	558
Balance, end of period	$1,471	$1,408

13. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for the three months ended March 31, 2021 and 2020.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry-forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at March 31, 2021, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of March 31, 2021. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

At December 31, 2020, the Company had approximately $8.9 million in net operating loss carryovers (after limitations). During the three months ended March 31, 2021 and year ended December 31, 2020, the Company issued approximately 1.3 million and 2.0 million additional shares of common stock, respectively in various transactions. The Company is currently evaluating whether these issuances represented an ownership change that would have triggered a loss limitation under Internal Revenue Code (“I.R.C.”) Section 382. However, since the Company maintains a valuation allowance against these tax assets there is no impact to the condensed consolidated statement of operations for the three months ended March 31, 2021.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2021 and 2020, no adjustments were recognized for uncertain tax positions.

14. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock prior to redemption, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the three months ended March 31, 2021 and 2020, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands except per share data)
Net loss	$(162)	$(306)
Dividend on series A preferred stock	-	(100)
Net loss applicable to common shareholders	$(162)	$(406)

Basic weighted-average common shares outstanding	3,924	1,360
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	3,924	1,360

Basic net loss per share	$(0.04)	$(0.30)
Diluted net loss per share	$(0.04)	$(0.30)

For the three months ended March 31, 2021 and 2020, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2021	2020
	(in thousands)
Stock options	31	32
Unvested shares of restricted stock	139	53
Warrants	50	100
Series A Preferred Stock	-	79

Total	220	264

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

Warrant Valuation

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at March 31, 2021 and December 31, 2020 using a Black Scholes model, with the following observable and unobservable inputs:

	March 31, 2021	December 31, 2020

Number of warrants outstanding	50,000	50,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$3.92	$3.92
Beginning share price	$4.38	$3.68
Dividend yield	0%	0%
Average volatility rate (1)	120%	120%
Probability of down-round event (2)	0%	0%
Risk free interest rate	0.11%	0.11%

(1)	The average volatility represents the Company’s 2-year volatility measurement, the observed volatility of our peer group over a similar period, and the stock market volatility as of the valuation date.
(2)	Represents the estimated probability of a future down-round event during the remaining term of the warrants.

At March 31, 2021 and December 31, 2020, the Company used the average value calculated by the Black-Scholes model as opposed to a Monte Carlo model, because the strike price is set at the floor of $3.92 and therefore cannot be rounded down further.

Marketable Equity Securities

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

March 31, 2021

Number of shares owned	2,421,180
Quoted market price	$0.09529

Fair value	$230,714

Commodity Derivative Instruments

During the three months ended March 31, 2021, the Company entered into a fixed-price swap derivative contract. The Company measures the fair value of derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil forward curves, discount rates, and counterparty non-performance risk. The fixed-price swap derivative contract is included in Level 2.

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired or the date a well begins drilling using a discounted cash flow method based on unobservable inputs in the market and therefore are designated as Level 3 within the valuation hierarchy.

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

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. The change in the economic environment due to the COVID-19 pandemic and the property’s remote location has caused a lack of relevant comparable sales to use as a basis for estimating fair value. At March 31, 2021, the Company estimated the fair value of the real estate based upon offers it had received for the real estate, the expected annual net operating income of the building, estimated capitalization rates for properties in rural areas and values for vacant land based on comparable sales, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets:
Marketable Equity Securities	$231	$-	$-	$231	$181	$-	$-	$181
Commodity derivatives	-	109	-	109	-	-	-	-
	231	109		340	181	-	-	181
Non-current Liabilities:
Warrants	$-	$-	$115	$115	$-	$-	$95	$95

The following table presents a reconciliation of our Level 3 warrants measured at fair value:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$95	$73
Loss on warrant valuation	20	22
Fair value liabilities of Level 3 instruments end of period	$115	$95

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 26, 2021 (the “Annual Report”).

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 4 of our Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements’'.

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

See also “Cautionary Note About “Forward-Looking Statements” above.

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

We have historically explored for and produced oil and natural gas through a non-operator business model. As a non-operator, we rely on our operating partners to propose, permit, drill, complete and produce oil and natural gas wells. Before a well is drilled, the operator provides all oil and natural gas interest owners in the designated well the opportunity to participate in the drilling and completion costs and revenues of the well on a pro-rata basis. Our operating partners also produce, transport, market and account for all oil and natural gas production. With recent acquisitions in 2020 of New Horizon Resources, certain FieldPoint Petroleum wells and certain wells in Liberty County, Texas we now operate a small portion of our production.

Recent Developments

Impacts of COVID-19 Pandemic and Effect on Economic Environment

In early March 2020, there was an outbreak of a novel strain of coronavirus, which causes the infectious disease known as COVID-19, which resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020, which remained depressed for the majority of 2020. Operators in North Dakota’s Williston Basin responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells, all of which have since come back online. Operator’s decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Additionally, the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity have caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas which began in the first quarter of 2020, and continued through most of 2020, which negatively affected our results of operations and cash flows. While demand and commodity prices have recently recovered and are back to pre-pandemic levels, our financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; the availability and efficacy of vaccines, and the willingness of individuals to obtain such vaccines; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Legal Proceedings

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer, David Veltri claiming that the Company breached his employment agreement. The Company intends to vigorously contest this matter and believes these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. Through March 31, 2021, the Company has incurred defence costs in this matter of $90 thousand and has accrued $10 thousand for future defence costs, representing the Company’s responsibility for costs under the insurance policy.

From February 2019 until August 2020, the Company was involved in litigation with its former Chief Executive Officer, David Veltri and at the time its largest shareholder, APEG Energy II, L.P. (“APEG II”) and APEG II’s general partner, APEG Energy II, GP (together with APEG II, “APEG”). In addition, Patrick E. Duke, a former director of the Company, had shared voting and shared investment power over APEG. The litigation arose as a result of a vote at the February 25, 2019 board of directors meeting to terminate Mr. Veltri for using Company funds outside of his authority and for other reasons (the “Texas Litigation”). In a separate lawsuit, APEG initiated a shareholder derivative action in Colorado against Mr. Veltri due to his refusal to recognize the Board’s decision to terminate him (the “Colorado Litigation”). The Company was named as a nominal defendant in the Colorado Litigation. The Colorado litigation was dismissed in May 2020 and the Texas Litigation was dismissed in August 2020. Through March 31, 2021, the Company had incurred legal costs of approximately $1.7 million related to the litigation. On March 4, 2021, the Company issued 90,846 shares of unregistered common stock, which had a value on the date of issuance of $406 thousand, to APEG in reimbursement of APEG’s legal costs in the Colorado and Texas Litigation.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K filed with the SEC on March 26, 2021.

The Company’s results of operations and operating cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of our exposure to price volatility from producing crude oil, we entered into a crude oil derivative swap contract during the three months ended March 31, 2021, to protect against price declines in future periods. The Company does not designate commodity derivative contracts as a cash flow hedges and therefore the contract does not qualify for hedge accounting. Changes in fair value of the swap contract are recorded in the condensed consolidated statement of operations. The fair value of the swap contract is recorded as either an asset or a liability on the condensed consolidated balance sheet.

Recently Issued Accounting Standards

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, we recorded a net loss of $162 thousand as compared to a net loss of $306 thousand for the three months ended March 31, 2020. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,132	$855	$277	32%
Gas	79	68	11	16%

Total	$1,211	$923	$288	31%

Production quantities:
Oil (Bbls)	21,872	20,305	1,567	8%
Gas (Mcf)	24,195	40,313	(16,118)	-40%
BOE	25,905	27,204	(1,301)	-5%

Average sales prices:
Oil (Bbls)	$51.74	$42.11	$9.63	23%
Gas (Mcf)	3.27	1.69	1.58	94%
BOE	$46.74	$34.16	$12.58	37%

The increase in our oil and gas revenue of $288 thousand for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was due to an increase in oil production of 8% and an increase in the realized price received for our oil production of 23%. The increase in oil prices is primarily due to stronger demand for crude oil on a global basis as the world recovers from government mandated lockdowns which began in mid-March 2020 in order to reduce the spread of the COVID-19 pandemic. The increase in oil production volumes is primarily the result of the acquisitions of operated properties we completed during 2020, and our efforts to return idle wells to production. During the three months ended March 31, 2021, we produced 7,056 Bbls from operated properties acquired in 2020. These production increases were partially offset by production declines from our South Texas wells drilled in late 2018 and early 2019.

For the three months ended March 31, 2021, we produced 25,905 BOE, or an average of 288 BOE per day, as compared to 27,204 BOE or 299 BOE per day during the comparable period in 2020; however, the production mix shifted to become more oil weighted in 2021, due to the acquisition in 2020 of operated oil properties. During the three months ended March 31, 2021, our BOE production mix was 84% oil and 16% natural gas compared to 75% oil and 25% gas in the comparable period of 2020. The gas production declines are primarily coming from our South Texas region where we have experienced steep production declines from initial production rates for wells drilled in late 2018 and 2019 as the wells have matured.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands)
Production taxes	$79	$66	$13	20%
Lease operating expense	568	408	160	39%

Total	$647	$474	$173	36%

For the three months ended March 31, 2021, production taxes increased by $13 thousand, or 20%, compared to the comparable period in 2020. This increase was primarily attributable to the increase in oil revenues. For the three months ended March 31, 2021, lease operating expenses increased by $160 thousand when compared to the three months ended March 31, 2020, due increased activity as the result of operated properties acquired in 2020.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended March 31, 2021 was $3.82 per BOE compared to $3.89 per BOE for the three months ended March 31, 2020. Our DD&A rate can fluctuate because of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$339	$223	$116	52%
Professional fees, insurance and other	396	349	47	13%

Total	$735	$572	$163	28%

General and administrative expenses increased by $163 thousand during the three-month period ended March 31, 2021, as compared to the prior year period. The increase was primarily attributable to an increase in compensation and benefits of $117 thousand, of which $37 thousand relates to an increase in the amortization of stock-based compensation awards granted to employees and directors during the period and $81 thousand related to an increase in incentive compensation and director fees. Professional fees also increased $46 thousand which was due to legal fees, increasing $35 thousand compared to the prior year period related to final settlement of the litigation with APEG. See Note 9-Commitments, Contingencies and Related Party Transactions-APEG II Litigation in the notes to the unaudited condensed consolidated financial statements.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended March 2021 and 2020:

	Three months ended March 31,		Change
	2021	2020	Amount	Percent
	(in thousands)
Commodity derivative gain	$107	$-	$107	100%
Gain (loss) on marketable equity securities	50	(76)	126	166%
Warrant revaluation loss	(20)	(6)	(14)	233%
Rental property gain (loss), net	17	(17)	34	200%
Other income	25	28	(3)	-11%
Interest, net	(52)	-	(52)	-100%

Total other income (expense)	$127	$(71)	$198	279%

For the three months ended March 31, 2021, we recognized an unrealized gain on the fixed-price swap commodity derivative contract that we entered into during the period of $109 thousand. The gain is related to a change in the fair value of the fixed-price swap contract for the remaining periods. The unrealized gain was partially offset by a $2 thousand realized loss. See Note 8 Commodity Derivative in the notes to the condensed consolidated financial statements.

For the three months ended March 31, 2021, we recognized an unrealized gain on marketable equity securities of $50 thousand as compared to a loss of $76 thousand for the comparable period of 2020. The unrealized gain represents the increase in value of our investment in Anfield.

For the three months ended March 31, 2021, we recognized a warrant revaluation loss of $20 thousand as compared to a loss of $6 thousand during the three months ending March 31, 2020. The loss for the three months ended March 31, 2021 was attributable to an increase in the value of our common stock during the period, which was partially offset by a decrease in the warrant liability due to the exercise of warrants to purchase 50,000 shares of common stock (leaving warrants to purchase 50,000 shares of common stock outstanding), which occurred in the third fiscal quarter of 2020.

For the three months ending March 31, 2021, we recognized a gain on rental property. The gain represents rental income in excess of rental expenses related to our Riverton, Wyoming office building. We have the building and land classified as held for sale and expect to complete the sale during 2021.

Interest, net, represents the interest related to our related party secured note payable with APEG II. During the three months ended March 31, 2021, we entered into a Debt Conversion Agreement with APEG II. Pursuant to the agreement we repaid the note and accrued interest to the maturity date by issuing 97,962 shares. See Note 7-Debt in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of March 31, 2021 and December 31, 2020:

	March 31, 2020	December 31, 2020	Change
	(in thousands)
Cash and equivalents	$7,236	$2,854	$4,382
Working capital (1)	8,184	2,499	5,685
Total assets	17,650	12,363	5,237
Total shareholders’ equity	14,573	8,567	6,006

Select Ratios:
Current ratio (2)	7.0 to 1.0	2 .2 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.

As of March 31, 2021, we had working capital of $8.2 million compared to working capital of $2.5 million as of December 31, 2020, an increase of $5.7 million. This increase was primarily attributable to proceeds of $5.3 million from the sale of 1.1 million shares of common stock, net of issuance costs, sold pursuant to an underwritten offering in February 2021, as discussed below.

As of March 31, 2021, we had cash and cash equivalents of $7.2 million and accounts payable and accrued liabilities of $0.9 million. As of May 10, 2021, we had cash and cash equivalents of approximately $7.0 million and accounts payable and accrued liabilities of approximately $0.6 million.

We own a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building and an additional 13-acre parcel of land adjacent to the building. The building served as our corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. During 2020, we made the decision to sell the land and building and began a process to determine the price at which we would list the property for sale. The process included obtaining an appraisal, analysing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. We determined the realizable value of the real estate assets was in the range of $950 thousand to $1.2 million. A special committee of the board of directors was formed to evaluate the sales process and during 2020, we entered into an agreement with a large national commercial broker and a local broker in Riverton, Wyoming to sell our real estate assets. We plan to sell the property in 2021.

On February 17, 2021, we sold 1,131,600 shares of our common stock in an underwritten offering at a public offering price of $5.10 per share. The net proceeds to us after deducting the underwriting discounts, commissions and offering expenses, were $5.3 million.

If we have needs for additional capital in 2021, alternatives that we will consider would potentially include entering into a reserve-based credit facility, selling all or a partial interest in certain of our non-operated oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(536)	$(181)	$(355)
Investing activities	(326)	(128)	(198)
Financing activities	5,244	(87)	5,331

Operating Activities. Cash used in operating activities for the three months ended March 31, 2021 was $536 thousand as compared to cash used in operating activities $181 thousand for the comparable period in 2020. The increase in cash used in operating activities is mainly attributable to the increases in payments for operating and general and administrative expenses, which were partially offset by an increase in cash receipts for revenues.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2021 was $326 thousand as compared to $128 thousand for the comparable period in 2020. The primary use of cash in our investing activities for the three months ended March 31, 2021 was the capital expenditures of oil and gas properties related to returning idle wells to production in our Liberty County, Texas field. The comparable number in 2020 represents the cash paid for the acquisition of New Horizon for net cash of $122 thousand.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2021 was $5.2 million as compared to cash used in financing activities of $87 thousand for the comparable period in 2020. The cash provided by financing activities during the three months ended March 31, 2021 was primarily attributable to cash received from the sale of 1.1 million shares of common stock of $5.3 million. The comparable number in 2020 represents repayment of the credit facility and payments on the premium finance note payable.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

As of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020 and is in the process of remediating such material weaknesses as of March 31, 2021:

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

Changes in Internal Control over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take steps to further improve our disclosure controls and procedures and our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings can be found in Note 9-Commitments, Contingencies and Related-Party Transactions-Litigation in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021, under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2021, and from the period from April 1, 2021, to the filing date of this Report, which have not previously been disclosed in our Annual Report on Form 10-K or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Under our 2012 Equity Performance and Incentive Plan, the Company may permit an employee to satisfy minimum statutory federal, state and local tax withholding obligations arising from equity awards, including fully-vested and restricted stock awards, to elect to have the Company withhold otherwise deliverable restricted stock to satisfy such tax withholding obligation. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent permitted by the Company and requested by employees. These repurchases were not part of any publicly announced stock repurchase program.

Period	No. of Shares	Average Price

January 1 – January 31, 2021	9 ,000	$4.34
February 1 – February 28, 2021	-	$-
March 1 – March 31, 2021	-	$-

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
1.1	Underwriting Agreement, dated February 11, 2021, by and between U.S. Energy Corp. and Kingswood Capital Markets, division of Benchmark Investments, Inc.	8-K	000-06814	1.1	February 16, 2021
10.1	Exchange Agreement by and between U.S. Energy Corp. and Mt. Emmons Mining Company dated as of December 31, 2020	8-K	000-06814	10.1	January 7, 2021
10.2†	Form of Lock-Up Agreement	8-K	000-06814	10.1	February 16, 2021
10.3	Debt Conversion Agreement by and between U.S. Energy Corp. and APEG Energy II, L.P. dated as of March 4, 2021	8-K	000-06814	10.1	March 9, 2021
10.4	Subscription Agreement of APEG Energy II, L.P., dated as of March 4, 2021	8-K	000-06814	10.2	March 9, 2021
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: May 13, 2021	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

