Form 10-Q
period 2021-06-30
US ENERGY CORP
filed 2021-08-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-06814

(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

675 Bering Dr, Suite 390, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	USEG	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The registrant had 4,676,301 shares of its common stock, par value $0.01 per share, outstanding as of August 10, 2021.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2 , “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and equivalents	$6,582	$2,854
Oil and natural gas sales receivable	722	514
Marketable equity securities	254	181
Prepaid and other current assets	452	184
Real estate assets held for sale, net of selling costs	975	975

Total current assets	8,985	4,708

Oil and natural gas properties under full cost method:
Unevaluated properties	1,598	1,597
Evaluated properties	94,723	93,549
Less accumulated depreciation, depletion, amortization and impairment	(87,933)	(87,708)

Net oil and natural gas properties	8,388	7,438

Other assets:
Property and equipment, net	47	25
Right-of-use asset	167	127
Other assets	40	65

Total other assets	254	217

Total assets	$17,627	$12,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$810	$1,457
Accrued compensation and benefits	187	312
Commodity derivative	170	-
Related party secured note payable	-	375
Insurance premium note payable	176	-
Current lease obligation	107	65
Warrant liability	119	-

Total current liabilities	1,569	2,209

Noncurrent liabilities:
Asset retirement obligations	1,492	1,408
Warrant liability	-	95
Long-term lease obligation, net of current portion	78	78
Other long-term liabilities	6	6
Total noncurrent liabilities	1,576	1,587

Total liabilities	3,145	3,796

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 4,676,301 and 3,317,893 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	47	33
Additional paid-in capital	148,922	142,652
Accumulated deficit	(134,487)	(134,118)

Total shareholders’ equity	14,482	8,567

Total liabilities and shareholders’ equity	$17,627	$12,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue:
Oil	$1,507	$201	$2,639	$1,056
Natural gas and liquids	149	(12)	228	56

Total revenue	1,656	189	2,867	1,112

Operating expenses:
Oil and gas operations:
Lease operating expenses	477	333	1,045	742
Production taxes	131	13	210	80
Depreciation, depletion, accretion and amortization	146	99	264	210
Impairment of oil and natural gas properties	-	1,794	-	1,794
General and administrative expenses	812	367	1,547	939

Total operating expenses	1,566	2,606	3,066	3,765

Operating income (loss)	90	(2,417)	(199)	(2,653)

Other income (expense):
Loss on real estate held for sale	-	(1,054)	-	(1,054)
Derivative loss	(317)	-	(210)	-
Gain (loss) on marketable equity securities	23	(46)	73	(121)
Warrant revaluation loss	(4)	(114)	(24)	(120)
Rental property gain (loss), net	6	(18)	23	(35)
Other income	1	-	26	28
Interest, net	(6)	(2)	(58)	(2)

Total other (expense) income	(297)	(1,234)	(170)	(1,304)

Net loss	$(207)	$(3,651)	$(369)	$(3,957)
Accrued preferred stock dividends	-	(103)	-	(203)
Net loss applicable to common shareholders	$(207)	$(3,754)	$(369)	$(4,160)
Basic and diluted weighted shares outstanding	4,676,301	1,399,754	4,304,612	1,379,823
Basic and diluted loss per share	$(0.04)	$(2.68)	$(0.09)	$(3.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of offering costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	79	-	79
Net loss	-	-	-	(162)	(162)

Balances, March 31, 2021	4,676,301	$47	$148,806	$(134,280)	$14,573
Stock-based compensation	-	-	116	-	116
Net loss	-	-	-	(207)	(207)

Balances, June 30, 2021	4,676,301	$47	$148,922	$(134,487)	$14,482

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)	-	(1)
Shares issued in acquisition of New Horizon Resources	59,498	1	239	-	240
Share-based compensation	-	-	42	-	42
Net loss	-	-	-	(306)	(306)
Balances, March 31, 2020	1,399,754	14	137,156	(127,985)	9,185
Stock-based compensation	-	-	64	-	64
Net loss	-	-	-	(3,651)	(3,651)

Balances, June 30, 2020	1,399,754	14	137,220	(131,636)	5,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

	2021	2020

Cash flows from operating activities:
Net loss	$(369)	$(3,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	264	271
Impairment of oil and gas properties	-	1,794
Loss on real estate held for sale	-	1,054
Unrealized loss on commodity derivatives	170	-
(Gain) loss on marketable equity securities	(73)	121
Loss on warrant revaluation	24	120
Loss on related party debt conversion and settlement of legal costs	76
Stock-based compensation	195	106
Right of use asset amortization	42	26
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(208)	666
Other assets	(39)	(51)
Increase (decrease) in:
Accounts payable and accrued liabilities	(509)	(508)
Accrued compensation and benefits	(125)	(84)
Payments on operating lease liability	(39)	(28)

Net cash used in operating activities	(591)	(470)

Cash flows from investing activities:
Acquisition of New Horizon Resources, net of cash acquired	-	(122)
Oil and natural gas capital expenditures	(904)	(31)
Proceeds from sale of oil and gas properties	30	-
Property and equipment expenditures	(23)	-
Payment received on note receivable	20	20

Net cash used in investing activities:	(877)	(133)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	5,283	-
Repayment of credit facility	-	(61)
Repayments of insurance premium finance note payable	(48)	(90)
Shares withheld to settle tax withholding obligations for restricted stock awards	(39)	-
Payment for fractional shares in reverse stock split	-	(1)

Net cash provided by (used in) financing activities	5,196	(152)

Net increase (decrease) in cash and equivalents	3,728	(755)

Cash and equivalents, beginning of period	2,854	1,532

Cash and equivalents, end of period	$6,582	$777

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$3	$2
Investing activities:
Issuance of stock in acquisition of New Horizon Resources	-	240
Change in capital expenditure accruals	256	(9)
Addition of operating lease liability and right of use asset	82	-
Asset retirement obligations	44	(151)
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	438	-
Issuance of stock for settlement of related party legal costs	406	-
New Horizon credit facility assumed	-	61
Financing of insurance premiums with note payable	223	199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC and New Horizon Resources, LLC, referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021. Our financial condition as of June 30, 2021, and operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

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

Significant Accounting Policies

The Company does not designate commodity derivative contracts as cash flow hedges, and therefore the contracts do not qualify for hedge accounting. Changes in fair value of derivative contracts are recorded in the condensed consolidated statement of operations. The fair value of derivative contracts are recorded as either an asset or a liability on the condensed consolidated balance sheet.

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

For the six months ended June 30, 2021, the Company recorded revenues of approximately $93 thousand, and lease operating and workover expenses of approximately $30 thousand related to the New Horizon Properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2020, the Company would have recorded revenues of $65 thousand and expenses of $91 thousand for the six months ended June 30, 2020. These results are not necessarily indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that will be attained in the future. Subsequent to the closing of the New Horizon Acquisition, the Company repaid the outstanding liabilities assumed at closing.

FieldPoint Petroleum

On September 25, 2020, the Company acquired certain oil and gas properties primarily located in Lea County, New Mexico and Converse County, Wyoming. The properties were acquired from FieldPoint Petroleum Corporation (“FieldPoint”) pursuant to FieldPoint’s Chapter 7 bankruptcy process (the “FieldPoint Properties”). The Company accounted for the acquisition of the FieldPoint Properties as an asset acquisition. The total amount paid for the FieldPoint Properties was $597 thousand, which includes the purchase price of $500 thousand and transaction costs of $97 thousand, of which $29 thousand were paid via the issuance of 7,075 shares of the Company’s common stock. The Company also recorded purchase price adjustments of $31 thousand for net revenues received, less operating expenses related to periods prior to the closing of the transaction. In addition, the Company recorded asset retirement obligations of $203 thousand for the assets acquired. Substantially all of the value of the acquired FieldPoint Properties consist of mature proved developed producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Cash consideration	$500
Transaction costs	97
Purchase price adjustments	(31)
Total consideration paid	566

Asset retirement obligations assumed	203

Total evaluated property	$769

Acquisition of Liberty County Properties

On November 9, 2020, the Company entered into a Purchase and Sale Agreement (the “PSA”) to acquire certain assets from Newbridge Resources LLC (“Newbridge”). The transaction closed on December 1, 2020 with an effective date of November 1, 2020. The assets include operated producing properties in Liberty County, Texas (the “Liberty County Properties”). The Liberty County Properties include 41 wells which have a 100% working interest and an average 86% net revenue interest and approximately 680 net acres located primarily in Liberty County, Texas which are 100% held by production. The Company issued 67,254 shares of its common stock, which at the closing price of $4.24 on the date of the closing of the PSA, were valued at $285 thousand, in consideration for the acquisition. The Company accounted for the acquisition of the Liberty County Properties as an asset acquisition. The total amount paid was $326 thousand including transaction costs of $41 thousand. In addition, the Company recorded asset retirement obligations of $192 thousand for the assets acquired. Substantially all of the value of the Liberty County Properties acquired consisted of mature proved developed producing reserves and proved developed non-producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Value of 67,254 shares issued	$285
Transaction costs	41
Total consideration paid	326

Asset retirement obligations assumed	192

Total evaluated property	$518

3. REAL ESTATE HELD FOR SALE

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building and an additional 13-acre parcel of land adjacent to the building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. During the year ended December 31, 2020, the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The process included obtaining an appraisal, analyzing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. The Company determined that the realizable value of the building and the building land was in the range of $700 thousand to $900 thousand and the realizable value of the additional land was in the range of $250 thousand to $300 thousand. A special committee of the board of directors was formed to evaluate the sales process. During 2020, the Company entered into an agreement with a large national commercial broker and a local broker in Riverton, Wyoming to sell the building and the land. During the year ended December 31, 2020, the Company recognized a loss on the land and building of $1,054 thousand. The Company has accepted an offer to purchase the building and the associated land and expects the sale to be completed in 2021. The following are the estimated fair values and the estimated net proceeds relating to the real estate assets held for sale at June 30, 2021 and December 31, 2020:

Amount
(in thousands)

Fair value of real estate held for sale:
Estimated sales price of building and land	$800
Estimated sales price of additional land	275
Estimated cost to sell	(100)
Estimated net proceeds	$975

4. REVENUE RECOGNITION

The Company’s revenues are primarily derived from its non-operated interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that operators of the wells have negotiated with third-party customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

During 2020, the Company acquired operated oil and gas producing properties (see Note 2- Acquisitions, above). The Company sells its oil production at the delivery point specified in the contract and collects an agreed-upon index price, net of pricing differentials. The purchaser takes custody, title and risk of loss of the oil at the delivery point; therefore, control passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser. Natural gas and natural gas liquid (“NGL”) are sold at the lease location, which is generally when control of the natural gas and NGL transfers to the purchaser, and revenue is recognized as the amount received from the purchaser.

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

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the three and six months ended June 30, 2021 and 2020, as the gross amounts were known.

The Company’s operated revenues are growing. Operated revenues for the three months ended June 30, 2021, and 2020 were 32% and 14% of total revenues, respectively. The Company’s operated revenues for the six months ended June 30, 2021, and 2020 were 32% and 3%, respectively. The Company disaggregates total revenues from its share of revenue from the sale of oil and natural gas and liquids by state. The Company’s revenues in North Dakota, Texas, New Mexico and other states for the three and six months ended June 30, 2021 and 2020, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
North Dakota
Oil	$698	$142	$1,221	$631
Natural gas and liquids	68	(17)	148	32
Total	$766	$125	$1,369	$663

Texas
Oil	$615	$59	$1,118	$425
Natural gas and liquids	80	5	98	24
Total	$695	$64	$1,216	$449

New Mexico
Oil	$98	$-	$212	$-
Natural gas and liquids	-	-	-	-
Total	$98	$-	$212	$-

Other
Oil	$96	$-	$88	$-
Natural gas and liquids	1	-	(18)	-
Total	$97	$-	$70	$-

Total revenue	$1,656	$189	$2,867	$1,112

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers and by joint interest operators of the Company’s oil and natural gas properties. The following table presents the purchasers and joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

Operator	2021	2020
Zavanna, LLC	37%	44%
Infinity Hydrocarbons, LLC	29%	3%
CML Exploration, LLC	10%	37%

5. LEASES

During the six months ended June 30, 2021, the Company acquired right-of-use assets and operating lease liability of $82 thousand associated with entering into a non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Right of use asset balance
Operating lease	$167	$127
Lease liability balance
Short-term operating lease	$107	$65
Long-term operating lease	78	78
	$185	$143

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston, Texas office lease, prior to February 2021, when the Company entered into a new 25-month lease for its Houston office. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognizes sublease income as a reduction of rent expense. Following are the amounts recognized as components of rental expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$27	$17	$51	$34
Short-term lease cost	12	6	18	10
Sublease income	(16)	(11)	(32)	(16)
Total lease costs	$23	$12	$37	$28

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of June 30,
	2021	2020

Weighted average lease term (years)	1.7	2.6
Weighted average discount rate	9.26%	8.75%

The future minimum lease commitments as of June 30, 2021, are presented in the table below in thousands. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

Amount
Remainder of 2021	$60
2022	122
2023	17
Total lease payments	199
Less: imputed interest	(14)
Total lease liability	$185

As discussed in Note 3- Real Estate Held for Sale, the Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building is not depreciated while it is held for sale. The net capitalized cost of the building and the land subject to operating leases at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Building subject to operating leases	$4,654	$4,654
Land	380	380
Less: accumulated depreciation	(3,658)	(3,658)
Loss on leased real estate held for sale	(651)	(651)
Building subject to operating leases, net	$725	$725

The future lease maturities of the Company’s operating leases as of June 30, 2021 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2021	$82
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,274

The Company recognized, as a component of rental and other loss in the unaudited condensed consolidated statements of operations, the following operating lease income and expense related to its Riverton, Wyoming office building for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease income	$51	$54	$102	$110
Operating lease expense	(45)	(43)	(79)	(86)
Depreciation	-	(29)	-	(59)
Rental property gain (loss), net	$6	$(18)	$23	$(35)

6. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the six months ended June 30, 2021, the Company sold approximately 12 net acres of undeveloped acreage in Midland County, Texas for approximately $30 thousand. There were no divestures of oil and natural gas producing properties during the six months ended June 30, 2020.

Ceiling Test and Impairment

The Company did not record a ceiling test write-write down of its oil and natural gas properties during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company recorded a ceiling test write down of $1.8 million. The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2021, the Company used $49.78 per barrel for oil and $2.43 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

7. DEBT

On March 4, 2021, the Company closed a Debt Conversion Agreement (the “Conversion Agreement”) with APEG Energy II, L.P.( “APEG II”), over which entity Patrick E. Duke, a former director of the Company, has shared voting power and shared investment power. The Conversion Agreement was related to a $375,000 related party secured note payable the Company borrowed from APEG II on September 24, 2020 (the “Note”). The Note accrued interest at 10% per annum and had a maturity date of September 24, 2021. The Note was secured by the Company’s wholly-owned subsidiary, Energy One’s oil and natural gas producing properties. Under the terms of the Note, the Company may repay the Note prior to maturity, however, in the event of a prepayment of the Note, the Company was required to pay APEG II the amount of interest which would have accrued through maturity (at 10% per annum). Pursuant to the Conversion Agreement, the Company converted the related party secured note payable of $375,000 and accrued interest to the date of the Note’s September 24, 2021 maturity of $37,500 by issuing 97,962 shares of unregistered common stock with a value on the date of the Conversion Agreement of $438,000. The difference of $25,500 between the value of the shares issued and the $412,500 amount of the Note and accrued interest through the date of maturity is recorded as interest expense, net, in the condensed consolidated statements of operations.

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

The following table presents the impact of our fixed-price derivative contract on our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Commodity derivative loss, net:
Settlements	$(38)	$-	$(40)	$-
Change in fair value of unsettled derivatives	(279)	-	(170)	-
Total commodity derivative loss, net	$(317)	$-	$(210)	$-

9. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

Arbitration of Employment Claim

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer, David Veltri claiming that the Company breached his employment agreement. The Company intends to vigorously contest this matter and believes these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. Through June 30, 2021, the Company has incurred defense costs in this matter of $117 thousand and has accrued $10 thousand for future defense costs, representing the Company’s responsibility for costs under the insurance policy.

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

On December 31, 2020, the Company redeemed all 50,000 shares of then outstanding Series A Convertible Preferred Stock (the “Preferred Stock”), by making a cash payment of $2.0 million and issuing 328,000 shares of its common stock, which at the date of the redemption had a value of $3.68 per share for a total redemption price of $3.2 million. The liquidation preference on the date of redemption was $3.6 million. The difference between the redemption price and the liquidation preference of the preferred stock was included as a reduction of the net loss available to common shareholders in the calculation of loss per share.

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

11. SHAREHOLDERS’ EQUITY

Common Stock

At June 30, 2021, the Company had 4,676,301 shares of common stock outstanding. On February 17, 2021, the Company sold 1,131,600 shares of common stock for net proceeds of $5.3 million.

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, for a period of five years from the final closing date of June 21, 2017. The warrants include anti-dilution rights. The total net proceeds received by the Company were approximately $1.3 million. The fair value of the warrants upon issuance were $1.2 million, with the remaining $0.1 million being attributed to common stock. On September 29, 2020, the Company received proceeds of $565 thousand related to the exercise of warrants to purchase 50,000 shares of common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the remaining warrants to purchase 50,000 shares of common stock was $119 thousand and $95 thousand at June 30, 2021 and December 31, 2020, respectively.

Pursuant to the original warrant agreement, as a result of common stock issuances at various prices, the warrant exercise price has been reduced from its original $20.50 exercise price to the floor price of $3.92, which is the exercise price of the warrants at June 30, 2021.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the six months ended June 30, 2021 and 2020, there was no compensation expense related to stock options. As of December 31, 2019, all stock options had vested. No stock options were granted or exercised, during the six months ended June 30, 2021 or 2020. During the six months ended June 30, 2021 and 2020, options to purchase 332 shares and 166 shares, respectively, expired. Presented below is information about stock options outstanding and exercisable as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	31,035	$62.79	31,367	$64.78

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2021:

Options Outstanding					Options Exercisable
	Exercise Price		Weighted	Remaining		Weighted
Number of	Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	6.3	16,500	$10.00
10,622	90.00	124.80	106.20	2.8	10,622	106.20
2,913	139.20	171.00	147.39	1.0	2,913	147.39
1,000	226.20	226.20	226.20	3.2	1,000	226.20

31,035	$7.20	$226.20	$62.79	4.5	31,035	$62.79

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

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the six months ended June 30, 2021:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock at December 31, 2020	71,000	$4.89
Granted	150,000	$4.72
Vested	(47,000)	$4.89
Non-vested at June 30, 2021	174,000	$4.75

The following table presents the stock compensation expense related to restricted stock grants for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Stock compensation expense	$116	$64	$195	$106

Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s condensed consolidated statements of operations as of June 30, 2021, is $650 thousand. This cost is expected to be recognized over a weighted average period of 2.6 years.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Balance, beginning of year	$1,408	$819
Accretion	40	43
Sold/Plugged	-	(12)
Acquired	44	558
Balance, end of period	$1,492	$1,408

13. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for the six months ended June 30, 2021 and 2020.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry-forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2020, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of June 30, 2021. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

At December 31, 2020, the Company had approximately $8.9 million in net operating loss carryovers (after limitations). During the six months ended June 30, 2021 and year ended December 31, 2020, the Company issued approximately 1.3 million and 2.0 million additional shares of common stock, respectively in various transactions. The Company is currently evaluating whether these issuances represented an ownership change that would have triggered a loss limitation under Internal Revenue Code (“I.R.C.”) Section 382. However, since the Company maintains a valuation allowance against these tax assets there is no impact to the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and six months ended June 30, 2021 and 2020, no adjustments were recognized for uncertain tax positions.

14. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock prior to redemption, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the three and six months ended June 30, 2021 and 2020, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands except per share data)
Net loss	$(207)	$(3,651)	$(369)	$(3,957)
Accrued dividend on Series A preferred stock	-	(103)	-	(203)
Loss applicable to common shareholders	$(207)	$(3,754)	$(369)	$(4,160)
Basic weighted average common shares outstanding	4,676	1,399	4,305	1,380
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	4,676	1,399	4,305	1,380

Basic net loss per share	$(0.04)	$(2.68)	$(0.09)	$(3.01)
Diluted net loss per share	$(0.04)	$(2.68)	$(0.09)	$(3.01)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	31	32	31	32
Unvested shares of restricted stock	174	76	150	65
Warrants	50	100	50	100
Series A preferred stock	-	79	-	79
Total	255	287	231	276

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

Warrant Valuation

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at December 31, 2020 using a Black Scholes model, with the following observable and unobservable inputs:

	June 30, 2021	December 31, 2020

Number of warrants outstanding	50,000	50,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$3.92	$3.92
Beginning share price	$4.74	$3.68
Dividend yield	0%	0%
Average volatility rate (1)	120%	120%
Probability of down-round event (2)	0%	0%
Risk free interest rate	0.11%	0.11%

(1)	The average volatility represents the Company’s 2-year volatility measurement, the observed volatility of our peer group over a similar period, and the stock market volatility as of the valuation date.
(2)	Represents the estimated probability of a future down-round event during the remaining term of the warrants.

At June 30, 2021 and December 31, 2020, the Company used the average value calculated by the Black-Scholes model as opposed to a Monte Carlo model, because the strike price is set at the floor of $3.92 and therefore cannot be rounded down further.

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

June 30, 2021

Number of shares owned	2,421,180
Quoted market price	$0.10486

Fair value	$253,896

Commodity Derivative Instruments

During the six months ended June 30, 2021, the Company entered into a fixed-price swap derivative contract. The Company measures the fair value of derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil forward curves, discount rates, and counterparty non-performance risk from a marketplace participant’s perspective. The fixed-price swap derivative contract is included in Level 2.

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

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. The change in the economic environment due to the COVID-19 pandemic and the property’s remote location has caused a lack of relevant comparable sales to use as a basis for estimating fair value. At June 30, 2021, the Company estimated the fair value of the real estate based upon offers it had received for the real estate, the expected annual net operating income of the building, estimated capitalization rates for properties in rural areas and values for vacant land based on comparable sales, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets:
Marketable Equity Securities	$254	$-	$-	$254	$181	$-	$-	$181

Current Liabilities:
Commodity derivatives	$-	170	-	170	-	-	-	-
Warrants	-	-	119	119	-	-	-	-
	-	170	119	289	-	-	-	-

Non-current Liabilities:
Warrants	$-	$-	$-	$-	$-	$-	$95	$95

The following table presents a reconciliation of our Level 3 warrants measured at fair value:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$95	$73
Loss on warrant valuation	24	22
Fair value liabilities of Level 3 instruments end of period	$119	$95

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021, and 2020.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

Plan of Operations and Strategy

During the remainder of 2021 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2020 to return them back to production.

Key elements of our business strategy include:

●	Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity is critical. Therefore, we will be highly selective in the projects we evaluate and will review opportunities to bolster our liquidity and financial position through various means.

●	Evaluate and Pursue Value-Enhancing Transactions. We plan to continuously evaluate strategic alternative opportunities that we believe will enhance shareholder value.

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

Additionally, the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas during the first quarter of 2020, and continuing through most of 2020, which negatively affected our results of operations and cash flows during 2020. While demand and commodity prices have recently recovered and are back to pre-pandemic levels, our financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; the availability and efficacy of vaccines and boosters, and the willingness of individuals to obtain such vaccines; future virus mutations; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K filed with the SEC on March 26, 2021 (the “2020 Annual Report”) and under “Note 1. Organization and Significant Accounting Policies” in the notes to consolidated financial statements included in our 2020 Annual Report.

The Company’s results of operations and operating cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of our exposure to price volatility from producing crude oil, we entered into a crude oil derivative swap contract during the six months ended June 30, 2021, to protect against price declines in future periods. The Company does not designate commodity derivative contracts as a cash flow hedges and therefore the contract does not qualify for hedge accounting. Changes in fair value of the swap contract are recorded in the condensed consolidated statement of operations. The fair value of the swap contract is recorded as either an asset or a liability on the condensed consolidated balance sheet.

Recently Issued Accounting Standards

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, we recorded a net loss of $207 thousand as compared to a net loss of $3,651 thousand for the three months ended June 30, 2020. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,507	$201	$1,306	650%
Gas	149	(12)	161	Not meaningful

Total	$1,656	$189	$1,467	776%

Production quantities:
Oil (Bbls)	24,077	11,710	12,367	106%
Gas (Mcf)	47,979	13,124	34,855	266%
BOE	32,073	13,897	18,176	131%
BOE per day	352	153	199

Average sales prices:
Oil (Bbls)	$62.59	$17.18	$45.41	264%
Gas (Mcf)	3.10	(0.95)	4.05	Not meaningful
BOE	$51.62	$13.58	$38.04	280%

The increase in our oil and gas revenue of $1,467 thousand for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was due to an increase in oil production of 106% and an increase in the realized price received for our oil production of 264%. The increase in oil prices is primarily due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 in order to reduce the spread of the COVID-19 pandemic. The increase in oil production volumes is primarily the result of the acquisitions of properties we completed during 2020, and our efforts in the first six months of 2021 to return idle wells to production. During the three months ended June 30, 2021, we produced 9,472 Bbls of oil from properties acquired in the second half of 2020. In addition, during the three months ended June 30, 2021, we experienced production increases in our legacy non-operated properties, primarily in North Dakota as the result of workovers in which we participated. In the comparable period of the prior year, production declined due to operators, principally in North Dakota, temporarily shutting in production as the result of low commodity prices.

For the three months ended June 30, 2021, we produced 32,073 BOE, or an average of 356 BOE per day, as compared to 13,897 BOE or 153 BOE per day during the comparable period in 2020. During the three months ended June 30, 2021, our BOE production mix was 75% oil and 25% natural gas compared to 84% oil and 16% gas in the comparable period of 2020. The increase in gas as a percentage of total production increased due to the acquisition of non-operated gas producing properties in the second half of 2020.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Production taxes	$131	$13	$118	908%
Lease operating expense	477	333	144	43%

Total	$608	$346	$262	76%

For the three months ended June 30, 2021, production taxes increased by $118 thousand, or 908%, compared to the comparable period in 2020. This increase was attributable to the increase in oil revenues of 776% from the three months ended June 30, 2020. For the three months ended June 30, 2021, lease operating expenses increased by $144 thousand when compared to the three months ended June 30, 2020, due to increased activity as the result of operated properties acquired in the second half of 2020.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended June 30, 2021 was $3.93 per BOE compared to $6.45 per BOE for the three months ended June 30, 2020. Our DD&A rate can fluctuate because of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the three months ended June 30, 2020, we recorded an impairment of $1.8 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. During the three months ended June 30, 2021, there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$410	$296	$114	39%
Professional fees, insurance and other	402	71	331	466%

Total	$812	$367	$445	121%

General and administrative expenses increased by $445 thousand during the three-month period ended June 30, 2021, as compared to the prior year period. The increase was primarily attributable to an increase in professional fees of $331 thousand. Professional fees incurred during the three months ended June 30, 2021 related to accounting and tax work, adding additional engineering and accounting contractors and legal fees related to the arbitration of an employment claim. See Note 9 Commitments, Contingencies and Related Party Transactions-Arbitration of Employment Claim in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. Compensation and benefits, including director fees increased $39 thousand from the comparable period in 2020 due to the hiring in April 2021 of a new Vice President of Operations.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Loss on real estate held for sale	$-	$(1,054)	$1,054	100%
Commodity derivative loss	(317)	-	(317)	(100)%
Gain (loss) on marketable equity securities	23	(46)	69	150%
Warrant revaluation loss	(4)	(114)	110	96%
Rental property gain (loss), net	6	(18)	24	133%
Other	1	-	1	100%
Interest, net	(6)	(2)	(4)	(200)%

Total other income (expense)	$(297)	$(1,234)	$937	76%

During the three months ended June 30, 2020, we reclassified our Riverton, Wyoming building and the related parcel of land to real estate held for sale. Concurrent with the reclassification we recognized a $1,054 thousand loss to record the value of the building at $725 thousand and land at $250 thousand, representing the amount we expect to realize for the sale of the property. See Note 3—Real Estate Held for Sale in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ended June 30, 2021, we recognized a loss on our fixed-price swap commodity derivative contract of $317 thousand. In March 2021, we entered into the swap contract to fix the price of 100 barrels of crude oil at $61.90 per barrel through December 31, 2021. The fixed-price swap contract represented approximately 28% of our oil production for the three months ended June 30, 2021. The loss is related to a change in the fair value of the fixed-price swap contract due to the increase in the price of crude oil during the period. See Note 8 Commodity Derivative in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ended June 30, 2021, we recognized an unrealized gain on marketable equity securities of $23 thousand as compared to a loss of $46 thousand for the comparable period of 2020. The unrealized gain represents the increase in value of our investment in Anfield Energy Inc. See Note 15. Fair Value Measurements—Marketable Equity Securities in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ended June 30, 2021, we recognized a warrant revaluation loss of $4 thousand as compared to a loss of $114 thousand during the three months ending June 30, 2020. The loss for the three months ended June 30, 2021 was attributable to an increase in the value of our common stock during the period, which was partially offset by a decrease in the warrant liability due to the exercise of warrants to purchase 50,000 shares of common stock (leaving warrants to purchase 50,000 shares of common stock outstanding), which occurred in the third fiscal quarter of 2020.

For the three months ending June 30, 2021, we recognized a gain on rental property. The gain represents rental income in excess of rental expenses related to our Riverton, Wyoming office building, which is classified as held for sale at June 30, 2021.

Interest, net represents the interest expense on short-term financing of insurance premiums for certain policies.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recorded a net loss of $369 thousand as compared to a net loss of $3,957 thousand for the six months ended June 30, 2020. In the following sections we discuss our revenue, operating expenses and non-operating income for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2021 and 2020 (in thousands, except average sales prices and production quantities):

	Six months ended June 30,		Change
	2021	2020	Amount	Percent

Revenue:
Oil	$2,639	$1,056	$1,583	150%
Gas	228	56	172	307%

Total	$2,867	$1,112	$1,755	158%

Production quantities:
Oil (Bbls)	45,949	32,014	13,935	44%
Gas (Mcfe)	72,173	53,437	18,736	35%
BOE	57,978	40,920	17,058	42%
BOE per day	320	225	95

Average sales prices:
Oil (Bbls)	$57.43	$32.99	$24.44	74%
Gas (Mcfe)	3.16	1.04	2.12	204%
BOE	$49.44	$27.17	$22.27	82%

The increase in our oil and gas revenue of $1,755 thousand for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was due primarily to an increase in oil production of 44% and an increase in the realized price received for our oil production of 74%. The increase in oil prices is primarily due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020, to reduce the spread of COVID-19. The increase in oil production volumes is primarily the result of the acquisitions of properties we completed during 2020, and our efforts in the first six months of 2021 to return idle wells to production. During the six months ended June 30, 2021, we produced 16,875 Bbls of oil from properties acquired in the second half of 2020.

For the six months ended June 30, 2021, we produced 57,978 BOE, or an average of 320 BOE per day, as compared to 40,920 BOE or 225 BOE per day during the comparable period in 2020. This increase was mainly attributable to the acquisition of properties in the last half of 2020 and the return to production of idle wells during the six months ended June 30, 2021. In addition, during the six months ended June 30, 2020, certain North Dakota operators temporarily shut-in production in response to low commodity prices.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,		Change
	2021	2020	Amount	Percent

Production taxes	$210	$80	$130	163%
Lease operating expense	1,045	742	303	41%

Total	$1,255	$822	$433	53%

For the six months ended June 30, 2021, production taxes increased by $130 thousand, or 163%, as compared to the comparable period in 2020. This increase was primarily attributable to the increase in oil revenues, which increased by 150% compared to 2020. During the six months ended June 30, 2021, lease operating expenses increased by $303 thousand when compared to the six months ended June 30, 2020 as a result of the acquisition of properties during the second half of 2020.

Depreciation, Depletion and Amortization. Our DD&A rate for the six months ended June 30, 2021 was $3.88 per BOE compared to $4.76 per BOE for the six months ended June 30, 2020. For the six months ended June 30, 2020, our depletion rate was impacted by a reclassification of $2.1 million of our unevaluated properties and the reduction in reserve quantities at June 30, 2020, primarily due to pricing revisions. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the six months ended June 30, 2020 we recorded an impairment of $1.8 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. During the six months ended June 30, 2021 there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,		Change
	2021	2020	Amount	Percent

Compensation and benefits, including directors	$749	$519	$230	44%
Professional fees, insurance and other	798	420	378	90%

Total	$1,547	$939	$608	65%

General and administrative expenses increased by $608 thousand during six-month period ended June 30, 2021 as compared to the six-month period ended June 30, 2020 due to an increase in professional fees of $378 thousand. The increase was primarily attributable to an increase in legal fees. On March 4, 2021, we issued 90,846 shares of unregistered common stock valued at $406 thousand to APEG in reimbursement of legal costs they incurred in the Texas and Colorado Litigation, which was dismissed in 2020. See Note 9-Commitments, Contingencies and Related Party Transactions-APEG II Litigation in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. Compensation and benefits increased $230 thousand due to the hiring in April 2021 of a new Vice President of Operations and an increase in the amortization of stock-based compensation due to awards granted to our officers and directors in January and February 2021.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,		Change
	2021	2020	Amount	Percent

Loss on real estate held for sale	-	(1,054)	1,054	100%
Derivative loss	(210)	-	(210)	(100)%
Unrealized (loss) gain on marketable equity securities	73	(121)	194	160%
Warrant revaluation (loss) gain	(24)	(120)	96	80%
Rental property loss	23	(35)	58	166%
Other income	26	28	(2)	(10)%
Interest, net	(58)	(2)	(56)	(2800)%

Total other income (expense)	$(170)	$(1,304)	$1,134	87%

During the six months ended June 30, 2020 we reclassified our Riverton, Wyoming building and the related parcel of land to real estate held for sale. Concurrent with the reclassification we recognized a $1,054 thousand loss to adjust the carrying amount of the land and building to its estimated fair value of $975 thousand. See Note 3—Real Estate Held for Sale in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the six months ended June 30, 2021, we recognized a loss on our fixed-price swap commodity derivative contract of $210 thousand. In March 2021, we entered into the swap contract to fix the price of 100 barrels of crude oil at $61.90 per barrel through December 31, 2021. The fixed-price swap contract represented approximately 32% of our oil production for the six months ended June 30, 2021. The loss is related to a change in the fair value of the fixed-price swap contract due to the increase in the price of crude oil during the period. See Note 8 Commodity Derivative in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the six months ended June 30, 2021 we recognized an unrealized gain on marketable equity securities of $73 thousand as compared to an unrealized loss of $121 thousand for the comparable period of 2020. The unrealized gain represents the increase in value of our investment in Anfield Energy Inc. See Note 15. Fair Value Measurements—Marketable Equity Securities in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the six months ended June 30, 2021, we recognized a warrant revaluation loss of $24 thousand as compared to a loss of $120 thousand during the six months ended June 30, 2020. The loss during the three months ended June 30, 2021 was attributable to an increase in the warrant liability, primarily as a result of the increase in the value of our common stock.

During the six months ended June 30, 2021, we recognized a gain of $25 thousand from the partial recovery of a deposit written off in 2018. For the six months ended June 30, 2020 we recognized a $25 thousand gain related to the recovery of the same deposit.

Interest, net increased by $56 thousand during the six months ended June 30, 2021 compared to the comparable period in 2020. On March 4, 2021, we entered into a Debt Conversion Agreement with APEG II. Pursuant to the agreement we repaid the note and accrued interest to the maturity date by issuing 97,962 shares. See Note 7-Debt in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	Change
	(in thousands)
Cash and equivalents	$6,582	$2,854	$3,728
Working capital (1)	7,416	2,499	4,917
Total assets	17,627	12,363	5,264
Total shareholders’ equity	14,482	8,567	5,915

Select Ratios:
Current ratio (2)	5.7 to 1.0	2 .2 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.

As of June 30, 2021, we had working capital of $7.4 million compared to working capital of $2.5 million as of December 31, 2020, an increase of $4.9 million. This increase was primarily attributable to proceeds of $5.3 million from the sale of 1.1 million shares of common stock, net of issuance costs, sold pursuant to an underwritten offering in February 2021, as discussed below.

As of June 30, 2021, we had cash and cash equivalents of $6.6 million and accounts payable and accrued liabilities of $0.8 million. As of August 10, 2021, we had cash and cash equivalents of approximately $6.8 million and accounts payable and accrued liabilities of approximately $0.9 million.

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

If we have needs for additional capital in the second half of 2021, alternatives that we will consider would potentially include entering into a reserve-based credit facility, selling all or a partial interest in certain of our non-operated oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(591)	$(470)	$(121)
Investing activities	(877)	(133)	(744)
Financing activities	5,196	(152)	5,348

Operating Activities. Cash used in operating activities for the six months ended June 30, 2021 was $591 thousand as compared to cash used in operating activities $470 thousand for the comparable period in 2020. The increase in cash used in operating activities is mainly attributable to the increases in payments for operating and general and administrative expenses, which were partially offset by an increase in cash receipts for revenues.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2021 was $877 thousand as compared to $133 thousand for the comparable period in 2020. The primary use of cash in our investing activities for the six months ended June 30, 2021 was the capital expenditures of oil and gas properties related to returning idle wells to production in our Liberty County, Texas field. The comparable number in 2020 mainly represents the cash paid for the acquisition of New Horizon for net cash of $122 thousand.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2021 was $5.2 million as compared to cash used in financing activities of $152 thousand for the comparable period in 2020. The cash provided by financing activities during the six months ended June 30, 2021 was primarily attributable to cash received from the sale of 1.1 million shares of common stock of $5.3 million. The comparable number in 2020 represents repayment of the credit facility and payments on the premium finance note payable.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020 and is in the process of remediating such material weaknesses as of June 30, 2021:

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

Changes in Internal Control over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take steps to further improve our disclosure controls and procedures and our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2021, and from the period from July 1, 2021, to the filing date of this Report, which have not previously been disclosed in our Annual Report on Form 10-K or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	U.S. Energy Corp. 2021 Equity Incentive Plan	8-K	000-06814	10.1	06/29/2021
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: August 12, 2021	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

