Form 10-Q
period 2021-09-30
US ENERGY CORP
filed 2021-11-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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

The registrant had 4,676,301 shares of its common stock, par value $0.01 per share, outstanding as of November 10, 2021.

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

Examples of forward-looking statements in this Report include:

●	Statements regarding the planned completion of three pending purchase and sale agreements, discussed in greater detail below, including the timing thereof and results thereof;

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses, and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns and possible recessions caused thereby (including as a result of COVID-19);

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and

●	other plans and objectives for future operations,

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and equivalents	$6,955	$2,854
Oil and natural gas sales receivable	1,084	514
Marketable equity securities	248	181
Prepaid and other current assets	282	184
Real estate assets held for sale, net of selling costs	250	975

Total current assets	8,819	4,708

Oil and natural gas properties under full cost method:
Unevaluated properties	1,698	1,597
Evaluated properties	94,843	93,549
Less accumulated depreciation, depletion, amortization, and impairment	(88,063)	(87,708)

Net oil and natural gas properties	8,478	7,438

Other assets:
Property and equipment, net	117	25
Right-of-use asset	143	127
Other assets	40	65

Total other assets	300	217

Total assets	$17,597	$12,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$734	$1,457
Accrued compensation and benefits	269	312
Commodity derivative	116	-
Related party secured note payable	-	375
Insurance premium note payable	101	-
Current lease obligation	110	65
Warrant liability	93	-

Total current liabilities	1,423	2,209

Noncurrent liabilities:
Asset retirement obligations	1,441	1,408
Warrant liability, net of current portion	-	95
Long-term lease obligation, net of current portion	49	78
Other long-term liabilities	6	6
Total noncurrent liabilities	1,496	1,587

Total liabilities	2,919	3,796

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 4,676,301 and 3,317,893 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	47	33
Additional paid-in capital	149,037	142,652
Accumulated deficit	(134,406)	(134,118)

Total shareholders’ equity	14,678	8,567

Total liabilities and shareholders’ equity	$17,597	$12,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue:
Oil	$1,593	$362	$4,232	$1,418
Natural gas and liquids	191	39	419	95

Total revenue	1,784	401	4,651	1,513

Operating expenses:
Oil and gas operations:
Lease operating expenses	586	290	1,631	1,032
Production taxes	133	30	343	110
Depreciation, depletion, accretion, and amortization	151	81	415	291
Impairment of oil and natural gas properties	-	1,149	-	2,943
General and administrative expenses	686	607	2,233	1,546

Total operating expenses	1,556	2,157	4,622	5,922

Operating income (loss)	228	(1,756)	29	(4,409)

Other income (expense):
Loss and impairment on real estate held for sale	(141)	-	(141)	(1,054)
Commodity derivative loss, net	(25)	-	(235)	-
Gain (loss) on marketable equity securities	(6)	(32)	67	(153)
Warrant revaluation gain (loss)	27	55	2	(65)
Rental property (loss) gain, net	(15)	(5)	8	(40)
Other income	12	26	39	54
Interest, net	1	(1)	(57)	(3)

Total other (expense) income	(147)	43	(317)	(1,261)

Net income (loss)	$81	$(1,713)	$(288)	$(5,670)
Accrued preferred stock dividends	-	(107)	-	(310)
Net income (loss) applicable to common shareholders	$81	$(1,820)	$(288)	$(5,980)

Basic weighted-average common shares outstanding	4,676,301	1,399,754	4,429,870	1,386,515
Diluted weighted-average common shares outstanding	4,721,301	1,399,754	4,429,870	1,386,515
Basic net income (loss) per common share	$0.02	$(1.30)	$(0.07)	$(4.31)
Diluted net income (loss) per common share	$0.02	$(1.30)	$(0.07)	$(4.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of offering costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	79	-	79
Net loss	-	-	-	(162)	(162)
Balances, March 31, 2021	4,676,301	$47	$148,806	$(134,280)	$14,573
Stock-based compensation	-	-	116	-	116
Net loss	-	-	-	(207)	(207)
Balances, June 30, 2021	4,676,301	$47	$148,922	$(134,487)	$14,482
Stock-based compensation	-	-	115	-	115
Net income	-	-	-	81	81
Balances, September 30, 2021	4,676,301	$47	$149,037	$(134,406)	$14,678

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)	-	(1)
Shares issued in acquisition of New Horizon Resources	59,498	1	239	-	240
Share-based compensation	-	-	42	-	42
Net loss	-	-	-	(306)	(306)
Balances, March 31, 2020	1,399,754	14	137,156	(127,985)	9,185
Stock-based compensation	-	-	64	-	64
Net loss	-	-	-	(3,651)	(3,651)
Balances, June 30, 2020	1,399,754	14	137,220	(131,636)	5,598
Stock-based compensation	-	-	64	-	64
Exercise of stock warrants	50,000	1	564	-	565
Net loss	-	-	-	(1,713)	(1,713)
Balances, September 30, 2020	1,449,754	15	137,848	(133,349)	4,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands)

	2021	2020

Cash flows from operating activities:
Net loss	$(288)	$(5,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	415	352
Impairment of oil and gas properties	-	2,943
Loss and impairment on real estate held for sale	141	1,054
Unrealized loss on commodity derivatives	116	-
(Gain) loss on marketable equity securities	(67)	153
(Gain) loss on warrant revaluation	(2)	65
Loss on related party debt conversion and settlement of legal costs	76	-
Stock-based compensation	310	170
Right of use asset amortization	66	38
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(570)	531
Other assets	130	(20)
Increase (decrease) in:
Accounts payable and accrued liabilities	(215)	(188)
Accrued compensation and benefits	(43)	66
Payments on operating lease liability	(66)	(43)
Payments for asset retirement obligations	(22)	-

Net cash used in operating activities	(19)	(549)

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(651)
Oil and natural gas capital expenditures	(1,399)	(79)
Proceeds from sale of oil and gas properties	30	-
Property and equipment expenditures	(93)	-
Proceeds from sale of real estate	440	-
Proceeds from sale of marketable securities	-	45
Payment received on note receivable	20	20

Net cash used in investing activities:	(1,002)	(665)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	5,283	-
Proceeds from related party secured note payable	-	375
Proceeds from warrant exercise		565
Repayment of credit facility	-	(61)
Repayments of insurance premium finance note payable	(122)	(157)
Shares withheld to settle tax withholding obligations for restricted stock awards	(39)	-
Payment for fractional shares in reverse stock split	-	(1)

Net cash provided by financing activities	5,122	721

Net increase (decrease) in cash and equivalents	4,101	(493)

Cash and equivalents, beginning of period	2,854	1,532

Cash and equivalents, end of period	$6,955	$1,039

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$3	$5
Investing activities:
Issuance of stock in acquisition of New Horizon Resources	-	240
Change in capital expenditure accruals	(30)	58
Prepaid rent liability netted with proceeds on sale of real estate	143	-
Addition of operating lease liability and right of use asset	82	-
Asset retirement obligations	26	(315)
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	438	-
Issuance of stock for settlement of related party legal costs	406	-
New Horizon credit facility assumed	-	61
Financing of insurance premiums with note payable	223	199

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021. Our financial condition as of September 30, 2021, and operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2021.

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

Significant Accounting Policies

The Company does not designate commodity derivative contracts as cash flow hedges, and therefore the contracts do not qualify for hedge accounting. Changes in fair value of derivative contracts are recorded in the condensed consolidated statement of operations. The fair value of derivative contracts is recorded as either an asset or a liability on the condensed consolidated balance sheet.

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

For the nine months ended September 30, 2021, the Company recorded revenues of approximately $150 thousand, and lease operating and workover expenses of approximately $47 thousand related to the New Horizon Properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2020, the Company would have recorded revenues of $100 thousand and expenses of $153 thousand for the nine months ended September 30, 2020. These results are not necessarily indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that will be attained in the future. Subsequent to the closing of the New Horizon Acquisition, the Company repaid the outstanding liabilities assumed at closing.

FieldPoint Petroleum

On September 25, 2020, the Company acquired certain oil and gas properties primarily located in Lea County, New Mexico and Converse County, Wyoming. The properties were acquired from FieldPoint Petroleum Corporation (“FieldPoint”) pursuant to FieldPoint’s Chapter 7 bankruptcy process (the “FieldPoint Properties”). The Company accounted for the acquisition of the FieldPoint Properties as an asset acquisition. The total amount paid for the FieldPoint Properties was $597 thousand, which includes the purchase price of $500 thousand and transaction costs of $97 thousand, of which $29 thousand was paid via the issuance of 7,075 shares of the Company’s common stock. The Company also recorded purchase price adjustments of $31 thousand for net revenues received, less operating expenses related to periods prior to the closing of the transaction. In addition, the Company recorded asset retirement obligations of $203 thousand for the assets acquired. Substantially all of the value of the acquired FieldPoint Properties consist of mature proved developed producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Cash consideration	$500
Transaction costs	97
Purchase price adjustments	(31)
Total consideration paid	566

Asset retirement obligations assumed	203

Total evaluated property	$769

Acquisition of Liberty County Properties

On November 9, 2020, the Company entered into a Purchase and Sale Agreement (the “PSA”) to acquire certain assets from Newbridge Resources LLC (“Newbridge”). The transaction closed on December 1, 2020, with an effective date of November 1, 2020. The assets include operated producing properties in Liberty County, Texas (the “Liberty County Properties”). The Liberty County Properties include 41 wells which have a 100% working interest and an average 86% net revenue interest and approximately 680 net acres located primarily in Liberty County, Texas which are 100% held by production. The Company issued 67,254 shares of its common stock, which at the closing price of $4.24 on the date of the closing of the PSA, were valued at $285 thousand, in consideration for the acquisition. The Company accounted for the acquisition of the Liberty County Properties as an asset acquisition. The total amount paid was $326 thousand including transaction costs of $41 thousand. In addition, the Company recorded asset retirement obligations of $192 thousand for the assets acquired. Substantially all of the value of the Liberty County Properties acquired consisted of mature proved developed producing reserves and proved developed non-producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Value of 67,254 shares issued	$285
Transaction costs	41
Total consideration paid	326

Asset retirement obligations assumed	192

Total evaluated property	$518

3. REAL ESTATE HELD FOR SALE

During the three months ended September 30, 2021, the Company completed the sale of its 30,400 square foot office building and the related 14-acre tract in Riverton, Wyoming, which was classified as held for sale. The Company received net proceeds of $440 thousand and recorded a loss of $141 thousand on the sale of the property during the period. For the nine months ended September 30, 2020, the Company recorded impairment of $651 thousand related to the property.

The Company continues to hold approximately 13 acres of land in Riverton, Wyoming with an estimated fair value, net of selling costs of $250 thousand, which is classified as held for sale in the condensed consolidated balance sheet at September 30, 2021. During the nine months ended September 30, 2020, the Company recorded impairment of $403 thousand related to the land.

4. REVENUE RECOGNITION

The Company’s revenues are primarily derived from its non-operated interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that operators of the wells have negotiated with third-party customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received. Accordingly, the variable consideration is not constrained. For the properties in which the Company holds non-operated interest, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

During 2020, the Company acquired operated oil and gas producing properties (see Note 2- Acquisitions, above). The Company sells its oil production at the delivery point specified in the contract and collects an agreed-upon index price, net of pricing differentials. The purchaser takes custody, title, and risk of loss of the oil at the delivery point; therefore, control passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser. Natural gas and natural gas liquid (“NGL”) are sold at the lease location, which is generally when control of the natural gas and NGL transfers to the purchaser, and revenue is recognized as the amount received from the purchaser.

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

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the three and nine months ended September 30, 2021 and 2020, as the gross amounts were known.

The Company’s operated revenues are growing. Operated revenues for the three months ended September 30, 2021, and 2020 were 30% and 5% of total revenues, respectively. The Company’s operated revenues for the nine months ended September 30, 2021, and 2020 were 31% and 5%, respectively. The Company disaggregates total revenues from its share of revenue from the sale of oil and natural gas and liquids by state. The Company’s revenues in North Dakota, Texas, New Mexico and other states for the three and nine months ended September 30, 2021 and 2020, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
North Dakota
Oil	$665	$270	$1,886	$901
Natural gas and liquids	101	34	249	66
Total	$766	$304	$2,135	$967

Texas
Oil	$739	$92	$1,857	$517
Natural gas and liquids	89	5	187	29
Total	$828	$97	$2,044	$546

New Mexico
Oil	$73	$-	$286	$-
Natural gas and liquids	-	-	-	-
Total	$73	$-	$286	$-

Other
Oil	$116	$-	$203	$-
Natural gas and liquids	1	-	(17)	-
Total	$117	$-	$186	$-

Total revenue	$1,784	$401	$4,651	$1,513

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers and by joint interest operators of the Company’s oil and natural gas properties. The following table presents the purchasers and joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

Operator	2021	2020
Zavanna, LLC	35%	47%
Infinity Hydrocarbons, LLC	27%	5%
CML Exploration, LLC	9%	32%

5. LEASES

During the nine months ended September 30, 2021, the Company acquired right-of-use assets and operating lease liability of $82 thousand associated with entering into a non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Right of use asset balance
Operating lease	$143	$127
Lease liability balance
Short-term operating lease	$110	$65
Long-term operating lease	49	78
	$159	$143

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston, Texas office lease, prior to February 2021, when the Company entered into a new 25-month lease for its Houston office. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognizes sublease income as a reduction of rent expense. Following are the amounts recognized as components of rental expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$31	$17	$95	$51
Short-term lease cost	2	6	7	16
Sublease income	(16)	(10)	(48)	(25)
Total lease costs	$17	$13	$54	$42

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of September 30,
	2021	2020

Weighted average lease term (years)	1.4	2.3
Weighted average discount rate	9.26%	8.75%

The future minimum lease commitments as of September 30, 2021, are presented in the table below in thousands. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

Amount
Remainder of 2021	$30
2022	122
2023	18
Total lease payments	170
Less: imputed interest	(11)
Total lease liability	$159

As discussed in Note 3- Real Estate Held for Sale, during the three months ended September 30, 2021, the Company sold its 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building was not depreciated while it was held for sale. Prior to the sale of the building and land, the net capitalized cost subject to operating leases were as follows:

Building subject to operating leases	$4,654
Land	380
Less: accumulated depreciation	(3,658)
Loss on leased real estate held for sale	(651)
Building subject to operating leases, net	$725

The Company recognized, as a component of rental property (loss) gain, net in the unaudited condensed consolidated statements of operations, the following operating lease income and expense related to its Riverton, Wyoming office building for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease income	$29	$51	$131	$161
Operating lease expense	(44)	(56)	(123)	(143)
Depreciation	-	-	-	(58)
Rental property (loss) gain, net	$(15)	$(5)	$8	$(40)

6. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the nine months ended September 30, 2021, the Company sold approximately 12 net acres of undeveloped acreage in Midland County, Texas for approximately $30 thousand. There were no divestures of oil and natural gas producing properties during the nine months ended September 30, 2020.

Ceiling Test and Impairment

The Company did not record a ceiling test write-write down of its oil and natural gas properties during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company recorded a ceiling test write down of $2.9 million. The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2021, the Company used $57.64 per barrel for oil and $2.94 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets, and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

7. DEBT

On March 4, 2021, the Company closed a Debt Conversion Agreement (the “Conversion Agreement”) with APEG Energy II, L.P. (“APEG II”), which entity Patrick E. Duke, a former director of the Company, has shared voting power and shared investment power. The Conversion Agreement was related to a $375,000 related party secured note payable the Company borrowed from APEG II on September 24, 2020 (the “Note”). The Note accrued interest at 10% per annum and had a maturity date of September 24, 2021. The Note was secured by the Company’s wholly-owned subsidiary, Energy One’s oil and natural gas producing properties. Under the terms of the Note, the Company may repay the Note prior to maturity, however, in the event of a prepayment of the Note, the Company was required to pay APEG II the amount of interest which would have accrued through maturity (at 10% per annum). Pursuant to the Conversion Agreement, the Company converted the related party secured note payable of $375,000 and accrued interest to the date of the Note’s September 24, 2021 maturity of $37,500 by issuing 97,962 shares of unregistered common stock with a value on the date of the Conversion Agreement of $438,000. The difference of $25,500 between the value of the shares issued and the $412,500 amount of the Note and accrued interest through the date of maturity is recorded as interest expense, net, in the condensed consolidated statements of operations.

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

The following table presents the impact of our fixed-price derivative contract on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Commodity derivative loss, net:
Settlements	$(80)	$-	$(119)	$-
Unrealized loss on commodity derivatives	55	-	(116)	-
Total commodity derivative loss, net	$(25)	$-	$(235)	$-

9. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

Arbitration of Employment Claim

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer, David Veltri claiming that the Company breached his employment agreement. The Company intends to vigorously contest this matter and believes these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. Through September 30, 2021, the Company has incurred defense costs in this matter of $117 thousand and has accrued $10 thousand for future defense costs, representing the Company’s responsibility for costs under the insurance policy.

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

11. SHAREHOLDERS’ EQUITY

Common Stock

At September 30, 2021, the Company had 4,676,301 shares of common stock outstanding. On February 17, 2021, the Company sold 1,131,600 shares of common stock for net proceeds of $5.3 million.

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, for a period of five years from the final closing date of June 21, 2017. The warrants include anti-dilution rights. The total net proceeds received by the Company were approximately $1.3 million. The fair value of the warrants upon issuance were $1.2 million, with the remaining $0.1 million being attributed to common stock. On September 29, 2020, the Company received proceeds of $565 thousand related to the exercise of warrants to purchase 50,000 shares of common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the remaining warrants to purchase 50,000 shares of common stock was $93 thousand and $95 thousand at September 30, 2021 and December 31, 2020, respectively.

Pursuant to the original warrant agreement, as a result of common stock issuances at various prices, the warrant exercise price has been reduced from its original $20.50 exercise price to the floor price of $3.92, which is the exercise price of the warrants at September 30, 2021.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the nine months ended September 30, 2021 and 2020, there was no compensation expense related to stock options. As of December 31, 2019, all stock options had vested. No stock options were granted or exercised, during the nine months ended September 30, 2021 or 2020. During the nine months ended September 30, 2021 and 2020, options to purchase 332 shares and 166 shares, respectively, expired. Presented below is information about stock options outstanding and exercisable as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	31,035	$62.79	31,367	$64.78

The following table summarizes information for stock options outstanding and exercisable at September 30, 2021:

Options Outstanding					Options Exercisable
			Weighted	Remaining		Weighted
Number of	Exercise Price Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	6.0	16,500	$10.00
10,622	90.00	124.80	106.20	2.6	10,622	106.20
2,913	139.20	171.00	147.39	0.7	2,913	147.39
1,000	226.20	226.20	226.20	2.6	1,000	226.20

31,035	$7.20	$226.20	$62.79	4.2	31,035	$62.79

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

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the nine months ended September 30, 2021:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock at December 31, 2020	71,000	$4.89
Granted	150,000	$4.72
Vested	(47,000)	$4.89
Non-vested restricted stock at September 30, 2021	174,000	$4.75

The following table presents the stock compensation expense related to restricted stock grants for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock compensation expense	$115	$64	$310	$170

Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s condensed consolidated statements of operations as of September 30, 2021, is $534 thousand. This cost is expected to be recognized over a weighted average period of 2.5 years.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Balance, beginning of year	$1,408	$819
Accretion	59	43
Sold/Plugged	(70)	(12)
Acquired	44	558
Balance, end of period	$1,441	$1,408

13. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for the nine months ended September 30, 2021 and 2020.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2020, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of September 30, 2021. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

At December 31, 2020, the Company had approximately $8.9 million in net operating loss carryovers (after limitations). During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company issued approximately 1.3 million and 2.0 million additional shares of common stock, respectively in various transactions. The Company is currently evaluating whether these issuances represented an ownership change that would have triggered a loss limitation under Internal Revenue Code (“I.R.C.”) Section 382. However, since the Company maintains a valuation allowance against these tax assets there is no impact to the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and nine months ended September 30, 2021 and 2020, no adjustments were recognized for uncertain tax positions.

14. LOSS PER SHARE

Basic net income and loss per common share is calculated by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income and loss per common share is calculated by dividing adjusted net income or loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock prior to redemption, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net income and loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands except per share data)
Net income (loss)	$81	$(1,713)	$(288)	$(5,670)
Accrued dividend on Series A preferred stock	-	(107)	-	(310)
Loss applicable to common shareholders	$81	$(1,820)	$(288)	$(5,980)
Basic weighted average common shares outstanding	4,676	1,400	4,430	1,387
Dilutive effect of warrants	2	-	-	-
Dilutive effect of unvested restricted stock	43	-	-	-
Diluted weighted average common shares outstanding	4,721	1,400	4,430	1,387

Basic net income (loss) per share	$0.02	$(1.30)	$(0.07)	$(4.31)
Diluted net income (loss) per share	$0.02	$(1.30)	$(0.07)	$(4.31)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	-	32	31	32
Unvested shares of restricted stock	-	76	158	69
Warrants	-	100	50	100
Series A preferred stock	-	79	-	79
Total	-	287	239	280

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

Level 2 - Observable inputs other than Level 1 that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other observable inputs that can be corroborated by observable market data.

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

	September 30, 2021	December 31, 2020

Number of warrants outstanding	50,000	50,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$3.92	$3.92
Beginning share price	$4.58	$3.68
Dividend yield	0%	0%
Average volatility rate (1)	106%	120%
Probability of down-round event (2)	0%	0%
Risk free interest rate	0.11%	0.11%

(1)	The average volatility represents the Company’s volatility measurement for the remaining term of the warrants, the observed volatility of our peer group over a similar period, and the stock market volatility as of the valuation date.
(2)	Represents the estimated probability of a future down-round event during the remaining term of the warrants.

At September 30, 2021 and December 31, 2020, the Company used the average value calculated by the Black-Scholes model as opposed to a Monte Carlo model, because the strike price is set at the floor of $3.92 and therefore cannot be rounded down further.

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

	September 30, 2021	December 31, 2020

Number of shares owned	2,421,180	2,421,180
Quoted market price	$.10227	$.07455

Fair value	$247,610	$180,500

Commodity Derivative Instruments

During the nine months ended September 30, 2021, the Company entered into a fixed-price swap derivative contract. The Company measures the fair value of derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil forward curves, discount rates, and counterparty non-performance risk from a marketplace participant’s perspective. The fixed-price swap derivative contract is included in Level 2.

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

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. At September 30, 2021, the Company estimated the fair value of its real estate assets based upon discussion with a broker in the area and recent comparable sales, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets:
Marketable Equity Securities	$248	$-	$-	$248	$181	$-	$-	$181

Current Liabilities:
Commodity derivatives	$-	116	-	116	-	-	-	-
Warrants	-	-	93	93	-	-	-	-
	-	116	93	209	-	-	-	-

Non-current Liabilities:
Warrants	$-	$-	$-	$-	$-	$-	$95	$95

The following table presents a reconciliation of our Level 3 warrants measured at fair value:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$95	$73
(Gain) loss on warrant valuation	(2)	22
Fair value liabilities of Level 3 instruments end of period	$93	$95

16. SUBSEQUENT EVENTS

On October 4, 2021, the Company entered into Purchase and Sale Agreements with Lubbock Energy Partners LLC (“Lubbock”); Banner Oil & Gas, LLC, Woodford Petroleum, LLC, and Llano Energy LLC (collectively, “Banner”), and Synergy Offshore LLC (“Synergy”, and collectively with Lubbock and Banner, the “Sellers”). Pursuant to the Purchase and Sale Agreements (collectively, the “Purchase Agreements”), the Company agreed to acquire certain oil and gas properties from the Sellers, representing a diversified conventional portfolio of operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid Continent. The acquisition will also include certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets (collectively with the oil and gas properties to be acquired, the “Acquired Assets”).

The initial base purchase price for the assets is (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the assumption of $3.3 million in liabilities, and 6,790,524 shares of common stock, as to Banner; and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements will be $1.25 million in cash, 19,905,736 shares of common stock (the “PSA Shares”), and the assumption of $3.3 million in debt. The initial base purchase prices are also subject to customary working capital and other adjustments as set forth in the Purchase Agreements.

Each Purchase Agreement required the Company to place a $500,000 deposit into escrow ($1.5 million in aggregate) (the “Deposits”). The Deposits are to be used for closing price adjustments, and subject to certain liquidated damages provisions of the Purchase Agreements, in the event the Purchase Agreements are terminated under certain circumstances.

Each Purchase Agreement has substantially similar terms (other than certain differences related to assets acquired, purchase terms, certain representations and warranties, and other matters, as individually negotiated by the parties).

The Purchase Agreements are subject to termination prior to the closing of the transactions (the “Transactions”) contemplated by the Purchase Agreements (each the “Closing” and such date, the “Closing Date”) under certain circumstances, including, in the event the Closing has not occurred by February 28, 2022.

In the event the Purchase Agreements are terminated under certain circumstances, the Sellers are able to keep the Deposits and we are required to reimburse them for their reasonable out-of-pocket expenses associated with the Transactions. Under certain other conditions, we are eligible to obtain the return of the Deposit upon termination of the Purchase Agreements.

The transactions contemplated by the Purchase Agreements are expected to close in the first quarter of 2022, subject to satisfaction of customary closing conditions, including approval of the transactions contemplated by the Purchase Agreements, and the issuance of the PSA Shares, by the shareholders of the Company, as required by applicable Nasdaq Capital Market rules.

The conditions to the closing of the Purchase Agreements may not be met, and such Closing may not ultimately occur on the terms set forth in the Purchase Agreements, if at all.

Upon closing of the transactions, the Sellers will own approximately 80.98% of the Company’s then outstanding shares of common stock, and will effectively control the Company, and as such, the Transactions will result in a change of control of the Company.

The Purchase Agreements contemplated the Company and the Sellers entering into various other agreements at Closing, including a registration rights agreement, nominating and voting agreement and contribution agreement. Pursuant to the Purchase Agreements, at Closing, the Company will be required to (i) increase the size of the Company’s Board of Directors to seven members (with one of the current members of the Board resigning) and appoint two (2) individuals, each appointed by the Sellers under the Purchase Agreements, as well as Duane H. King, to the Board of Directors of the Company; and (ii) appoint John A. Weinzierl as Chairman; Ryan L. Smith as Chief Executive Officer and Chief Financial Officer; and Donald Kessel as Chief Operating Officer of the Company. The nominating and voting agreement, will provide for all the Sellers to agree to appoint and nominate each of their designated director nominees to the Board of Directors, with each Seller having the right, for so long as they hold at least 15% of the Company’s outstanding common stock, to appoint two members to the Board of Directors of the Company and the right, so long as they hold at least 5% (but less than 15%) of the Company’s outstanding common stock, to appoint one person each to the Board of Directors. In connection with the entry into the Purchase Agreements, the Company and the Sellers entered into a customary escrow agreement in connection with the Deposits.

On October 25, 2021, each of the Sellers and the Company entered into a First Amendment to Purchase and Sale Agreements (the “First Amendment”), which amended each of the Purchase Agreements to update the terms of the exhibits thereto which set forth a form of nominating and voting agreement (the “Voting Agreement”) to be entered into at the closing of the transactions contemplated by the Purchase Agreements. As originally contemplated, the Voting Agreement was to provide for all the Sellers to agree to appoint and nominate each of their designated director nominees to the Board of Directors of the Company, with each Seller having the right, for so long as they held at least 5% of the Company’s outstanding common stock, to appoint two members to the Board of Directors of the Company. The First Amendment modified the Voting Agreement to provide that each Seller has the right to appoint two members to the Board of Directors, as long such Seller holds 15% or more of the Company’s common stock, and thereafter, such Seller has the right to appoint one member to the Board of Directors, as long as such Seller holds 5% or more of the Company’s common stock, in order for such Voting Agreement to comply with Nasdaq rules and requirements. The Voting Agreement is contemplated to be entered into at or around the closing.

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

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 5 of our Annual Report.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021, and 2020.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. - is a Wyoming corporation organized in 1966. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our business activities are currently focused in South Texas, the Williston Basin in North Dakota, Lea County in New Mexico and Converse County in Wyoming.

We have historically explored for and produced oil and natural gas through a non-operator business model. As a non-operator, we rely on our operating partners to propose, permit, drill, complete and produce oil and natural gas wells. Before a well is drilled, the operator provides all oil and natural gas interest owners in the designated well the opportunity to participate in the drilling and completion costs and revenues of the well on a pro-rata basis. Our operating partners also produce, transport, market and account for all oil and natural gas production. With recent acquisitions in 2020 of New Horizon Resources, certain FieldPoint Petroleum wells and certain wells in Liberty County, Texas we now operate approximately 30% of our production.

Plan of Operations and Strategy

We currently plan to complete the acquisition of the Acquired Assets (as discussed below), which acquisitions we anticipate closing in the first quarter of 2022, and thereafter intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired to return them back to production.

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

Recent Developments

Acquisition

As described in greater detail in Note 16. Subsequent Events, in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report, on October 4, 2021, we entered into the Purchase Agreements with the Sellers.

Pursuant to the Purchase Agreements, we agreed to acquire certain oil and gas properties from the Sellers, representing a diversified, conventional portfolio of operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition will also include certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets. The transactions contemplated by the Purchase Agreements are sometimes referred to herein as the “Purchase”.

The initial base purchase price for the assets is (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the assumption of $3.3 million in liabilities, and 6,790,524 shares of common stock, as to Banner; and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements will be $1.25 million in cash, 19,905,736 shares of common stock, and the assumption of $3.3 million in debt. The initial base purchase prices are also subject to customary working capital and other adjustments as set forth in the Purchase Agreements.

Each Purchase Agreement required the Company to place a $500,000 deposit into escrow ($1.5 million in aggregate). The Deposits are to be used for closing price adjustments, and subject to certain liquidated damages provisions of the Purchase Agreements, in the event the Purchase Agreements are terminated under certain circumstances.

The Purchase Agreements are subject to termination prior to the closing of the transactions contemplated by the Purchase Agreements under certain circumstances, including, in the event the Closing has not occurred by February 28, 2022.

In the event the Purchase Agreements are terminated under certain circumstances, the Sellers are able to keep the Deposits and we are required to reimburse them for their reasonable out-of-pocket expenses associated with the Transactions. Under certain other conditions, we are eligible to obtain the return of the Deposit upon termination of the Purchase Agreements.

The transactions contemplated by the Purchase Agreements are expected to close in the first quarter of 2022, subject to satisfaction of customary closing conditions, including approval of the transactions contemplated by the Purchase Agreements, and the issuance of the PSA Shares, by the shareholders of the Company, as required by applicable Nasdaq Capital Market rules.

The conditions to the closing of the Purchase Agreements may not be met, and such Closing may not ultimately occur on the terms set forth in the Purchase Agreements, if at all.

Upon closing of the transactions, the Sellers will own approximately 80.98% of the Company’s then outstanding shares of common stock, and will effectively control the Company, and as such, the Transactions will result in a change of control of the Company.

The Purchase Agreements contemplated the Company and the Sellers entering into various other agreements at Closing, including a registration rights agreement, nominating and voting agreement and contribution agreement. Pursuant to the Purchase Agreements, at Closing, the Company will be required to (i) increase the size of the Company’s Board of Directors to seven members (with one of the current members of the Board resigning) and appoint two (2) individuals, each appointed by the Sellers under the Purchase Agreements, as well as Duane H. King, to the Board of Directors of the Company; and (ii) appoint John A. Weinzierl as Chairman; Ryan L. Smith as Chief Executive Officer and Chief Financial Officer; and Donald Kessel as Chief Operating Officer of the Company. The nominating and voting agreement, will provide for all the Sellers to agree to appoint and nominate each of their designated director nominees to the Board of Directors, with each Seller having the right, for so long as they hold at least 15% of the Company’s outstanding common stock, to appoint two members to the Board of Directors of the Company and the right, so long as they hold at least 5% (but less than 15%) of the Company’s outstanding common stock, to appoint one person each to the Board of Directors. In connection with the entry into the Purchase Agreements, the Company and the Seller entered into a customary escrow agreement in connection with the Deposits.

On October 25, 2021, each of the Sellers and the Company entered into a First Amendment to Purchase and Sale Agreements (the “First Amendment”), which amended each of the Purchase Agreements to update the terms of the exhibits thereto which set forth a form of nominating and voting agreement (the “Voting Agreement”) to be entered into at the closing of the transactions contemplated by the Purchase Agreements. As originally contemplated, the Voting Agreement was to provide for all the Sellers to agree to appoint and nominate each of their designated director nominees to the Board of Directors of the Company, with each Seller having the right, for so long as they held at least 5% of the Company’s outstanding common stock, to appoint two members to the Board of Directors of the Company. The First Amendment modified the Voting Agreement to provide that each Seller has the right to appoint two members to the Board of Directors, as long as such Seller holds 15% or more of the Company’s common stock, and thereafter, such Seller has the right to appoint one member to the Board of Directors, as long as such Seller holds 5% or more of the Company’s common stock, in order for such Voting Agreement to comply with Nasdaq rules and requirements. The Voting Agreement is contemplated to be entered into at or around the closing.

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

Additionally, the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas during the first quarter of 2020, and continuing through most of 2020, which negatively affected our results of operations and cash flows during 2020. While demand and commodity prices have recently recovered and are back to pre-pandemic levels, our financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; the availability and efficacy of vaccines and boosters, and the willingness of individuals to obtain such vaccines and boosters; future virus mutations; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

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

The Company’s results of operations and operating cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of our exposure to price volatility from producing crude oil, we entered into a crude oil derivative swap contract during the nine months ended September 30, 2021, to protect against price declines in future periods. The Company does not designate commodity derivative contracts as a cash flow hedges and therefore the contract does not qualify for hedge accounting. Changes in fair value of the swap contract are recorded in the unaudited condensed consolidated statement of operations. The fair value of the swap contract is recorded as either an asset or a liability on the unaudited condensed consolidated balance sheet.

Recently Issued Accounting Standards

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, we recorded net income of $81 thousand as compared to a net loss of $1,713 thousand for the three months ended September 30, 2020. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,593	$362	$1,231	340%
Gas	191	39	152	390%

Total	$1,784	$401	$1,383	345%

Production quantities:
Oil (Bbls)	24,349	10,354	13,995	135%
Gas (Mcf)	53,462	18,591	34,871	188%
BOE	33,260	13,453	19,807	147%
BOE per day	362	146	216	148%

Average sales prices:
Oil (Bbls)	$65.42	$34.96	$30.46	87%
Gas (Mcf)	3.57	2.10	1.47	70%
BOE	$53.64	$29.81	$23.83	80%

The increase in our oil and gas revenue of $1,383 thousand for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was due to an increase in oil production of 135% and an increase in the realized price received for our oil production of 87%. The increase in oil prices is primarily due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 in order to reduce the spread of the COVID-19 pandemic. The increase in oil production volumes is primarily the result of the acquisitions of properties we completed during 2020, and our efforts in the first nine months of 2021 to return idle wells to production. During the three months ended September 30, 2021, we produced 10,745 Bbls of oil from properties which were acquired in late 2020. In addition, during the three months ended September 30, 2021, we experienced production increases in our legacy non-operated properties, primarily in North Dakota as the result of workovers in which we participated.

For the three months ended September 30, 2021, we produced 33,260 BOE, or an average of 362 BOE per day, as compared to 13,453 BOE or 146 BOE per day during the comparable period in 2020. During the three months ended September 30, 2021, our BOE production mix was 73% oil and 27% natural gas compared to 77% oil and 23% gas in the comparable period of 2020. The increase in gas as a percentage of total production increased due to the acquisition of non-operated gas producing properties in the second half of 2020.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Production taxes	$133	$30	$103	343%
Lease operating expense	586	290	296	102%

Total	$719	$320	$399	125%

For the three months ended September 30, 2021, production taxes increased by $103 thousand, or 343%, compared to the comparable period in 2020. This increase was attributable to the increase in oil revenues of 340% from the three months ended September 30, 2020. For the three months ended September 30, 2021, lease operating expenses increased by $296 thousand when compared to the three months ended September 30, 2020, due to increased activity from operated properties acquired after September 30, 2020 and participating in workovers of our non-operated properties during the period.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended September 30, 2021 was $3.93 per BOE ($151 thousand in aggregate) compared to $5.32 per BOE ($81 thousand in aggregate) for the three months ended September 30, 2020. Our DD&A rate can fluctuate because of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the three months ended September 30, 2020, we recorded an impairment of $1.1 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. Specifically, at September 30, 2020, we performed an impairment review resulting in the Company recording a ceiling test write down of $1.1 million for the three months ended September 30, 2020, due to the effect lower crude oil prices had on the value of its proved reserves. In the calculation of the ceiling test as of September 30, 2020, the Company used $43.40 per barrel for oil and $1.97 per Mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended September 30, 2020. During the three months ended September 30, 2021, there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$421	$365	$56	15%
Professional fees, insurance and other	265	242	23	10%

Total	$686	$607	$79	13%

General and administrative expenses increased by $79 thousand during the three-month period ended September 30, 2021, as compared to the prior year period. The increase was primarily attributable to an increase of $56 thousand in compensation and benefits, including directors’ fees, due to the hiring in April 2021 of a Vice President of Operations.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Change
	2021	2020	Amount	Percent
	(in thousands)
Loss on real estate held for sale	$(141)	$-	$(141)	(100)%
Commodity derivative loss	(25)	-	(25)	(100)%
Loss on marketable equity securities	(6)	(32)	26	81%
Warrant revaluation gain	27	55	(28)	(51)%
Rental property loss, net	(15)	(5)	(10)	(200)%
Other	12	26	(14)	(54)%
Interest, net	1	(1)	2	200%

Total other income (expense)	$(147)	$43	$(190)	(442)%

During the three months ended September 30, 2021, we completed the sale of our Riverton, Wyoming building and the related parcel of land, which was classified as held for sale. We received net proceeds of $440 thousand and incurred an additional loss on the sale of $141 thousand. See Note 3—Real Estate Held for Sale in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ended September 30, 2021, we recognized a loss on our fixed-price swap commodity derivative contract of $25 thousand. In March 2021, we entered into the swap contract to fix the price of 100 barrels of crude oil at $61.90 per barrel through December 31, 2021. The fixed-price swap contract represented approximately 38% of our oil production for the three months ended September 30, 2021. The loss is related to a change in the fair value of the fixed-price swap contract due to the increase in the price of crude oil during the period. See Note 8 Commodity Derivative in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ended September 30, 2021, we recognized an unrealized loss on marketable equity securities of $6 thousand as compared to a loss of $32 thousand for the comparable period of 2020. The unrealized loss represents the decrease in value of our investment in Anfield Energy Inc. See Note 15. Fair Value Measurements—Marketable Equity Securities in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ended September 30, 2021, we recognized a warrant revaluation gain of $27 thousand as compared to a gain of $55 thousand during the three months ending September 30, 2020. The gain for the three months ended September 30, 2021 and 2021 were attributable to a decreases in the value of our common stock during the periods. See Note 15. Fair Value Measurements—Warrant Valuation in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the three months ending September 30, 2021, we recognized a loss on rental property. The loss represents rental expense in excess of rental income related to our Riverton, Wyoming office building, which was sold on August 31, 2021.

Interest, net represents the interest income earned on our cash deposits in excess of the interest expense on the short-term financing of insurance premiums for certain policies.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recorded a net loss of $288 thousand as compared to a net loss of $5,670 thousand for the nine months ended September 30, 2020. In the following sections we discuss our revenue, operating expenses and non-operating income for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2021 and 2020 (in thousands, except average sales prices and production quantities):

	Nine months ended September 30,		Change
	2021	2020	Amount	Percent

Revenue:
Oil	$4,232	$1,418	$2,814	198%
Gas	419	95	324	341%

Total	$4,651	$1,513	$3,138	207%

Production quantities:
Oil (Bbls)	70,298	42,369	27,929	66%
Gas (Mcfe)	125,629	72,025	53,604	74%
BOE	91,236	54,373	36,863	68%
BOE per day	334	209	125	60%

Average sales prices:
Oil (Bbls)	$60.20	$33.47	$26.73	80%
Gas (Mcfe)	3.34	1.31	2.03	155%
BOE	$50.98	$27.82	$23.16	83%

The increase in our oil and gas revenue of $3,138 thousand for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due primarily to an increase in oil production of 66% and an increase in the realized price received for our oil production of 80%. The increase in oil prices is primarily due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020, to reduce the spread of COVID-19. The increase in oil production volumes is primarily the result of the acquisitions of properties we completed during 2020, and our efforts in the first nine months of 2021 to return idle wells to production. During the nine months ended September 30, 2021, we produced 27,620 Bbls of oil from properties acquired in late 2020.

For the nine months ended September 30, 2021, we produced 91,236 BOE, or an average of 334 BOE per day, as compared to 54,373 BOE or 209 BOE per day during the comparable period in 2020. This increase was mainly attributable to the acquisition of properties in late 2020 and the return to production of idle wells during the nine months ended September 30, 2021. In addition, during the nine months ended September 30, 2020, certain North Dakota operators temporarily shut-in production in response to low commodity prices.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,		Change
	2021	2020	Amount	Percent

Production taxes	$343	$110	$233	212%
Lease operating expense	1,631	1,032	599	58%

Total	$1,974	$1,142	$832	73%

For the nine months ended September 30, 2021, production taxes increased by $233 thousand, or 212%, as compared to the comparable period in 2020. This increase was primarily attributable to the increase in oil revenues, which increased by 198% compared to 2020. During the nine months ended September 30, 2021, lease operating expenses increased by $599 thousand when compared to the nine months ended September 30, 2020, as a result of the acquisition of properties during 2020.

Depreciation, Depletion and Amortization. Our DD&A rate for the nine months ended September 30, 2021 was $3.90 per BOE ($415 thousand in aggregate) compared to $5.05 per BOE ($291 thousand in aggregate) for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, our depletion rate was impacted by a reclassification of $2.1 million of our unevaluated properties and the reduction in reserve quantities at September 30, 2020, primarily due to pricing revisions. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the nine months ended September 30, 2020, we recorded an impairment of $2.9 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. Specifically, at September 30, 2020, we performed an impairment review resulting in the Company recording a ceiling test write down of $2.9 million for the nine months ended September 30, 2021, due to the effect lower crude oil prices had on the value of its proved reserves. In the calculation of the ceiling test as of September 30, 2020, the Company used $43.40 per barrel for oil and $1.97 per Mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended September 30, 2020. During the nine months ended September 30, 2021, there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,		Change
	2021	2020	Amount	Percent

Compensation and benefits, including directors	$1,170	$884	$286	32%
Professional fees, insurance and other	1,063	662	401	61%

Total	$2,233	$1,546	$687	44%

General and administrative expenses increased by $687 thousand during the nine-month period ended September 30, 2021, as compared to the nine-month period ended September 30, 2020, due to an increase in professional fees of $401 thousand. The increase was primarily attributable to an increase in legal fees. On March 4, 2021, we issued 90,846 shares of unregistered common stock valued at $406 thousand to APEG in reimbursement of legal costs they incurred in the Texas and Colorado Litigation, which was dismissed in 2020. See Note 9-Commitments, Contingencies and Related Party Transactions-APEG II Litigation in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. Compensation and benefits increased $286 thousand due to the hiring in April 2021 of a new Vice President of Operations and an increase in the amortization of stock-based compensation due to awards granted to our officers and directors in January and February 2021.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,		Change
	2021	2020	Amount	Percent

Loss on real estate held for sale	(141)	(1,054)	913	87%
Derivative loss	(235)	-	(235)	(100)%
Unrealized gain (loss) on marketable equity securities	67	(153)	220	143%
Warrant revaluation gain (loss)	2	(65)	67	103%
Rental property income (loss)	8	(40)	48	120%
Other income	39	54	(15)	(28)%
Interest, net	(57)	(3)	(54)	(1,800)%

Total other income (expense)	$(317)	$(1,261)	$944	75%

During the nine months ended September 30, 2020, we reclassified our Riverton, Wyoming building and the related parcel of land to real estate held for sale. Concurrent with the reclassification we recognized a $1,054 thousand loss to adjust the carrying amount of the land and building to its estimated fair value of $975 thousand. In August 2021, we completed the sale of the building and related land for cash proceeds of $440 thousand and recorded an additional loss of $141 thousand. The building and related land was included in assets held for sale on the condensed consolidated balance sheet with an estimated fair value of $725 thousand. See Note 3—Real Estate Held for Sale in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

For the nine months ended September 30, 2021, we recognized a loss on our fixed-price swap commodity derivative contract of $235 thousand. In March 2021, we entered into the swap contract to fix the price of 100 barrels of crude oil at $61.90 per barrel from March 1, 2021 through December 31, 2021. The fixed-price swap contract represented approximately 39% of our oil production through September 30, 2021. The loss is related to a change in the fair value of the fixed-price swap contract due to the increase in the price of crude oil during the period. See Note 8 Commodity Derivative in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the nine months ended September 30, 2021, we recognized an unrealized gain on marketable equity securities of $67 thousand as compared to an unrealized loss of $153 thousand for the comparable period of 2020. The unrealized gain represents the increase in value of our investment in Anfield Energy Inc. See Note 15. Fair Value Measurements—Marketable Equity Securities in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the nine months ended September 30, 2021, we recognized a warrant revaluation gain of $2 thousand as compared to a loss of $65 thousand during the nine months ended September 30, 2020. The gain during the nine months ended September 30, 2021 was attributable to a decrease in the warrant liability, primarily as a result of the decrease in the value of our common stock, compared to the loss during the nine months ended September 30, 2020, primarily as a result of the increase in the value of our common stock.

During the nine months ended September 30, 2021, we recognized a gain in other income of $25 thousand from the partial recovery of a deposit written off in 2018. For the nine months ended September 30, 2020, we recognized a $50 thousand gain related to the recovery of the same deposit.

Interest, net increased by $54 thousand during the nine months ended September 30, 2021 compared to the comparable period in 2020. On March 4, 2021, we entered into a Debt Conversion Agreement with APEG II. Pursuant to the agreement we repaid the note and accrued interest to the maturity date by issuing 97,962 shares. See Note 7-Debt in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Change
	(in thousands)
Cash and equivalents	$6,955	$2,854	$4,101
Working capital (1)	7,396	2,499	4,897
Total assets	17,597	12,363	5,234
Total shareholders’ equity	14,678	8,567	6,111

Select Ratios:
Current ratio (2)	6.2 to 1.0	2.2 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.

As of September 30, 2021, we had working capital of $7.4 million compared to working capital of $2.5 million as of December 31, 2020, an increase of $4.9 million. This increase was primarily attributable to the sale of 1,131,600 shares of our common stock in an underwritten offering at a public offering price of $5.10 per share. The net proceeds to us after deducting the underwriting discounts, commissions and offering expenses, were approximately $5.3 million.

As of September 30, 2021, we had cash and cash equivalents of $7.0 million and accounts payable and accrued liabilities of $0.7 million. As of November 10, 2021, we had cash and cash equivalents of approximately $5.3 million and accounts payable and accrued liabilities of approximately $0.7 million.

If we have needs for additional capital in the fourth quarter of 2021, alternatives that we will consider would potentially include entering into a reserve-based credit facility, selling all or a partial interest in certain of our non-operated oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19)	$(549)	$530
Investing activities	(1,002)	(665)	(337)
Financing activities	5,122	721	4,401

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2021 was $19 thousand as compared to cash used in operating activities $549 thousand for the comparable period in 2020. The decrease in cash used in operating activities is mainly attributable to increases in cash receipts for revenues, which were partially offset by an increase in payments for operating and general and administrative expenses.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2021, was $1,002 thousand as compared to $665 thousand for the comparable period in 2020. The primary use of cash in our investing activities for the nine months ended September 30, 2021, was the capital expenditures of oil and gas properties related to returning idle wells to production in our Liberty County, Texas field. The comparable number in 2020 mainly represents the cash paid for the acquisition of New Horizon and FieldPoint for net cash of $651 thousand.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2021 was $5.1 million as compared to cash provided by financing activities of $721 thousand for the comparable period in 2020. The cash provided by financing activities during the nine months ended September 30, 2021, was primarily attributable to cash received from the sale of 1.1 million shares of common stock of $5.3 million. The comparable number in 2020 represents proceeds from the related party secured note payable of $375 thousand and proceeds from the exercise of warrants of $565 thousand, which were partially offset by cash used to repay the credit facility $61 thousand and payments on the premium finance note payable of $157 thousand.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2020 and is in the process of remediating such material weaknesses as of September 30, 2021:

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

Changes in Internal Control over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

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

The following risk factors relating to the proposed Purchase and Purchase Agreements supplement the risk factors included in the Annual Report.

Risks Relating to the Purchase

U.S. Energy and the Sellers may fail to complete the Purchase if certain required conditions, many of which are outside the Company’s control, are not satisfied.

Completion of the Purchase is subject to various customary closing conditions, including, but not limited to:

● approval and adoption of the Purchase Agreements by U.S. Energy stockholders,

● the absence of any order of injunction prohibiting the consummation of the Purchase,

● no material adverse effect occurring with respect to U.S. Energy or the Acquired Assets,

● certain exceptions and materiality and materiality standards, the accuracy of the representations and warranties of the parties to the Purchase Agreements, and

● performance and compliance by the parties to the Purchase Agreements in all material respects with agreements and covenants contained in the Purchase Agreements.

Many of the conditions to completion of the Purchase are not within either U.S. Energy’s or the Sellers’s control, and none of the parties can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to February 28, 2022, it is possible that the Purchase Agreements may be terminated. Although U.S. Energy and the Sellers are committed to closing the Purchase, they may not be able to satisfy or receive the various closing conditions and obtain the necessary approvals in a timely fashion or at all.

The Purchase will require significant management resources.

The implementation of the Purchase will require significant time, attention, and resources of our senior management and others within U.S. Energy, potentially diverting their attention from the conduct of U.S. Energy’s business.

Failure to complete the Purchase could negatively impact U.S. Energy’s stock price and future businesses and financial results.

If the Purchase is not completed, U.S. Energy will be subject to several risks, including the following:

● U.S. Energy and its subsidiaries may experience negative reactions from their suppliers, vendors, landlords, joint venture partners and other business partners;

● certain damages for which U.S. Energy may be liable to Sellers under the terms and conditions of the Purchase Agreements, including termination fees in certain circumstances;

● payment for certain costs relating to the Purchase, whether or not the Purchase is completed, such as legal, accounting, financial advisor and printing fees;

● negative reactions from the financial markets, including declines in the price of U.S. Energy’s stock due to the fact that current prices may reflect a market assumption that the Purchase will be completed;

● diverted attention of Company management to the Purchase rather than to U.S. Energy’s operations and pursuit of other opportunities that could have been beneficial to it; and

● litigation related to any failure to complete the Purchase or related to any enforcement proceeding commenced against U.S. Energy to perform its obligations pursuant to the Purchase Agreements.

If the Purchase is not completed, the risks described above may materialize and they may have a material adverse effect on U.S. Energy’s results of operations, cash flows, financial position and stock price.

U.S. Energy cannot participate in a superior acquisition unless U.S. Energy forfeits the Deposits to the Sellers.

In connection with the entry into the Purchase Agreements, each Seller and U.S. Energy entered into an escrow agreement, pursuant to which U.S. Energy placed $500,000 into escrow ($1.5 million in aggregate when including all three Purchase Agreement deposits). If a Seller is entitled to terminate its applicable Purchase Agreement pursuant to a material breach by us of any applicable provision of the applicable Purchase Agreement (subject to certain cure rights), or an update to a disclosure schedule by us prior to closing would constitute a material adverse effect on our operations or assets, or if (i) our Board of Directors changes their recommendation to stockholders to approve the Purchase Agreements and the terms thereof, (ii) we breach or fail to perform in any material respect our obligations to file and mail a proxy statement or hold a special meeting, (iii) the required stockholder approval of the Purchase Agreements and issuance of the PSA Shares is not obtained, or the additional listing approval of such shares on the Nasdaq Capital Market has not been obtained, by February 28, 2022, or (iv) any of the other Purchase Agreements are terminated prior to closing, such Seller has the right, as their sole and exclusive remedy and in lieu of all other damages, to terminate the agreement, receive the applicable Deposit as liquidated damages and be entitled to reimbursement from us of all of the Sellers’ reasonable out-of-pocket expenses incurred in connection with the contemplated transaction.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of U.S. Energy’s stock or assets from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Purchase. Similarly, these provisions might result in a potential third-party acquirer proposing to pay a lower price to U.S. Energy stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. If the Purchase Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Purchase.

Completion of the Purchase may trigger change in control or other provisions in certain agreements to which U.S. Energy is a party.

The completion of the Purchase may trigger change in control or other provisions in certain agreements to which U.S. Energy is a party. If U.S. Energy is unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the applicable agreements, including in some instances potentially terminating the agreements or seeking monetary damages. Even if U.S. Energy is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined business. For example, certain of the Company’s outstanding warrant agreements include provisions which allow such holders the right, following a fundamental transaction, which includes where a person or group of persons acquires more than 50% of the outstanding shares of common stock of the Company, subject to certain requirements, and which may include the Purchase, to require the Company to repurchase such securities at their Black Scholes values, which repurchase amounts may be significant and may be significantly greater than the exercise prices of such warrants, even if they are out-of-the-money. As a result, in the event such warrant holders do not consent to the Purchase, exercise their warrants before the date of closing of the Purchase, or otherwise agree to modify such warrants, the Company may be forced to expend significant resources repurchasing such warrants and the funding for such repurchases may not be available on favorable terms.

U.S. Energy will be subject to various uncertainties and contractual restrictions while the Purchase is pending that could adversely affect its business and operations.

Uncertainty about the effect of the Purchase on joint venture partners and other persons may have an adverse effect on U.S. Energy’s business, financial condition and results of operations. It is possible that some joint venture partners and other persons with whom U.S. Energy has business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with U.S. Energy as a result of the Purchase, which could negatively affect U.S. Energy’s financial results, as well as the market price of U.S. Energy stock, regardless of whether the Purchase is completed.

Additionally, under the terms of the Purchase Agreements, U.S. Energy is subject to certain restrictions on the conduct of its business prior to completing the Purchase. The Purchase Agreements subject U.S. Energy to restrictions on its business activities prior to the closing date. The Purchase Agreements obligate U.S. Energy to carry on its business in the ordinary course consistent with past practice. These restrictions could prevent U.S. Energy from pursuing certain business opportunities that arise prior to the closing date and are outside the ordinary course of business. Such limitations could negatively affect U.S. Energy’s businesses and operations prior to the completion of the Purchase or termination of the Purchase Agreements.

U.S. Energy may have difficulty attracting, motivating and retaining executives and other employees in light of the Purchase.

Uncertainty about the effect of the Purchase on U.S. Energy’s employees may impair its ability to attract, retain and motivate personnel until the Purchase is completed. Employee retention may be particularly challenging during the pendency of the Purchase, as employees may feel uncertain about their future roles with the combined organization. In addition, U.S. Energy may have to provide additional compensation in order to retain employees. If employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Purchase could be adversely affected.

The number of shares of common stock issuable pursuant to the Purchase Agreements will cause significant dilution to existing stockholders and a change of control.

The initial base purchase price for the Acquired Assets is (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the assumption of $3.3 million in liabilities, and 6,790,524 shares of common stock, as well as the novation or liquidation of certain hedges which have a mark to market loss of approximately $3.4 million as of the date of this filing, as to Banner; and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements will be $1.25 million in cash, 19,905,736 shares of common stock, and the assumption of $3.3 million in debt, as well as the novation or liquidation of certain hedges which had a mark to market loss of approximately $3.4 million as of the date of this filing. As such, following the completion of the Purchase, the Sellers will own approximately 80.8% of our outstanding common stock and the current owners of U.S. Energy common stock will own approximately 19.2% of our outstanding common stock (without taking into account shares of common stock issuable upon exercise of options, and assuming no additional shares of common stock are issued prior to Closing). As a result, the total shares of common stock issuable upon closing of the Purchase will cause significant dilution to existing stockholders, and result in a change of control of U.S. Energy.

The consummation of the Purchase will result in a change of control of the Company.

After the completion of the Purchase, the current stockholders of U.S. Energy will own a significantly smaller percentage of the combined company than their ownership of U.S. Energy prior to the Purchase. At the effective time of the Purchase, U.S. Energy’s equity holders will collectively own approximately 19.2% of the outstanding shares of the combined company, based on the current number of U.S. Energy shares outstanding. This calculation does not contemplate outstanding U.S. Energy option awards, which will remain outstanding under their existing terms following the Purchase. In addition, the seven-member board of directors of U.S. Energy following the closing will initially be comprised of three members selected by the Sellers, with the further right, subject to certain requirements, for each Seller to appoint one other member to the Board, which could bring such Seller appointed board membership up to six members of a then ten person Board of Directors, thereby giving the Sellers full control over the board. Consequently, U.S. Energy’s stockholders will be able to exercise less influence over the management and policies of U.S. Energy following the closing than they currently exercise over the management and policies of U.S. Energy. The Sellers will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the Purchase will be minority stockholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be impossible for investors to remove the directors appointed by the Sellers for so long as the contemplated nominating and voting agreement which will be entered into at closing remains in place, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. An owner of the Company’s securities should keep in mind that your shares, and your voting of such shares, will likely have little effect on the outcome of corporate decisions. The interests of the Sellers may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. The Sellers may be subject to future conflicts of interest which negatively affect the interests of other stockholders of the Company.

U.S. Energy may fail to realize the anticipated benefits of the Purchase and may assume unanticipated liabilities.

The success of the Purchase will depend on, among other things, U.S. Energy’s ability to combine U.S. Energy and the Acquired Assets in a manner that realizes the various benefits, growth opportunities and synergies identified by combining U.S. Energy’s assets with the Acquired Assets. Achieving the anticipated benefits of the Purchase is subject to a number of risks and uncertainties. U.S. Energy will as a result of the Purchase, assume all of the liabilities associated with the acquired properties, subject to certain indemnification rights described in the Purchase Agreements and environmental, title and other problems could reduce the value of the properties to U.S. Energy. Also, it is uncertain whether U.S. Energy’s and the acquired properties and assets can be integrated in an efficient and effective manner.

In addition, the integration of operations following the Purchase will require the attention of U.S. Energy’s management and other personnel, which may distract their attention from U.S. Energy’s day-to-day business and operations and prevent U.S. Energy from realizing benefits from other opportunities. Completing the integration process may be more expensive than anticipated, and U.S. Energy cannot assure you that it will be able to affect the integration of these operations smoothly or efficiently or that the anticipated benefits of the Purchase will be achieved.

Combining the businesses of U.S. Energy and the Acquired Assets may be more difficult, costly and time-consuming than expected, which may adversely affect the combined company’s results and negatively affect the value of U.S. Energy’s common stock following the Purchase.

U.S. Energy entered into the Purchase Agreements because it believes that combining the Acquired Assets and its current operations will produce benefits and cost savings. However, following the completion of the Purchase, U.S. Energy’s management will need to integrate U.S. Energy’s and the Acquired Assets respective operations. The combination will be a complex, costly and time-consuming process, and the management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

● latent impacts resulting from the diversion of U.S. Energy’s management team’s attention from ongoing business concerns as a result of management’s attention to the Purchase and integration of the Acquired Assets;

● difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

● the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the intended tax-efficient transactions;

● unanticipated issues in integrating accounting, information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

● difficulties in managing a larger combined company, addressing differences in business culture and retaining key personnel;

● difficulties in integrating new employees, and managing a larger workforce;

● unanticipated changes in applicable laws and regulations;

● managing tax costs or inefficiencies associated with integrating the operations of the combined company;

● coordinating geographically separate organizations; and

● unforeseen expenses or delays associated with the Purchase.

Some of these factors will be outside of the control of U.S. Energy, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue that could materially impact the business, financial conditions and results of operations of the combined company. The integration process and other disruptions resulting from the Purchase may also adversely affect the combined company’s relationships with employees, suppliers, customers, distributors, licensors and others with whom U.S. Energy has business or other dealings, and difficulties in integrating the businesses of U.S. Energy and the Acquired Assets could harm the reputation of the combined company.

If the combined company is not able to successfully integrate the assets and operations of U.S. Energy and the Acquired Assets in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the Purchase may not be realized fully, or at all, or may take longer to realize than expected, and the value of U.S. Energy’s common stock, the revenues, levels of expenses and results of operations may be affected adversely. If the combined company is not able to adequately address integration challenges, the combined company may be unable to successfully integrate the assets and operations of U.S. Energy and the Acquired Assets or realize the anticipated benefits of the Purchase.

Significant costs are expected to be incurred in connection with the consummation of the Purchase and integration of the Company and the Acquired Assets into a single business, including legal, accounting, financial advisory and other costs.

If the Purchase is consummated, the Company expects to incur significant costs in connection with integrating the Acquired Assets with the Company’s current operations and personnel. These costs may include costs for:

●	employee redeployment, relocation or severance;

●	integration of information systems; and

●	employee training.

In addition, the Company expects to incur a number of non-recurring costs associated with combining the operations of the Company and the Acquired Assets, which cannot be estimated accurately at this time. The Company will also incur transaction fees and other costs related to the Purchase. Additional unanticipated costs may be incurred in the integration of the Company’s operations and the Acquired Assets. Although the Company expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the Company’s operations with the Acquired Assets, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company will be successful in these integration efforts.

In connection with the Purchase, U.S. Energy may be required to take write-downs or write-offs, restructuring and impairment or other charges; and/or may lose the ability to use certain net operating losses, that could negatively affect the business, assets, liabilities, prospects, outlook, financial condition and results of operations of U.S. Energy.

Although U.S. Energy has conducted extensive due diligence in connection with the Purchase, U.S. Energy cannot assure you that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of U.S. Energy’s control will not later arise. Even if U.S. Energy’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with U.S. Energy’s preliminary risk analysis. Further, as a result of the Purchase, purchase accounting, and the proposed operation of U.S. Energy going forward, U.S. Energy may be required to take write-offs or write-downs, restructuring and impairment or other charges. As a result, U.S. Energy may be forced to write-down or write-off assets, restructure its operations, or incur impairment or other charges that could negatively affect the business, assets, liabilities, prospects, outlook, financial condition and results of operations of U.S. Energy, any or all of which could have a material adverse effect on the value of U.S. Energy’s securities.

In addition, in general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating losses (NOLs) or other tax attributes to offset future taxable income or reduce taxes. The issuance of the PSA Shares to the Sellers and other changes in our stock ownership may result in an ownership change within the meaning of Section 382 of the Code; accordingly, our pre-Closing NOLs may be subject to limitation under Section 382. This may have a material adverse effect on our future operating results.

U.S. Energy may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as a material acquisition such as the Purchase. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2021, and from the period from October 1, 2021, to the filing date of this Report, which have not previously been disclosed in our Annual Report on Form 10-K or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Purchase and Sale Agreement between among Lubbock Energy Partners, LLC, as seller, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.1	October 6, 2021
2.2	Purchase and Sale Agreement between among Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC, as sellers, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.2	October 6, 2021
2.3	Purchase and Sale Agreement between among Synergy Offshore, LLC, as seller, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.3	October 6, 2021
2.4	First Amendment to Purchase and Sale Agreements between Lubbock Energy Partners, LLC; Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC; Synergy Offshore, LLC, and U.S. Energy Corp., dated as of October 25, 2021	8-K	000-06814	2.4	October 27, 2021
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: November 12, 2021	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

