Form 10-Q
period 2022-03-31
US ENERGY CORP
filed 2022-05-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

Commission File Number 000-06814

(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

675 Bering Dr, Suite 390, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(303) 993-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

The registrant had 24,923,812 shares of its common stock, par value $0.01 per share, outstanding as of May 10, 2022.

Cautionary Statement About Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are forward-looking statements.

Examples of forward-looking statements in this Report include:

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns (including as a result of COVID-19) wars and increased in inflation and possible recessions caused thereby;

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and

●	other plans and objectives for future operations.

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Report. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and equivalents	$1,447	$4,422
Oil and natural gas sales receivable	4,270	933
Marketable equity securities	272	191
Prepaid and other current assets	771	179
Real estate assets held for sale, net of selling costs	250	250

Total current assets	7,010	5,975

Oil and natural gas properties under full cost method:
Unevaluated properties	1,584	1,588
Evaluated properties	183,495	95,088
Less accumulated depreciation, depletion, amortization and impairment	(89,841)	(88,195)

Net oil and natural gas properties	95,238	8,481

Pending acquisition	-	2,767
Cash calls	1,456	-
Property and equipment, net	488	188
Right-of-use asset	95	120
Deferred tax asset	228	-
Other assets	503	132

Total assets	$105,018	$17,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,913	$1,447
Accrued compensation and benefits	173	1,162
Commodity derivative liability-current	6,478	-
Asset retirement obligations-current	1,352	-
Premium finance note	535	-
Warrant liability	-	19
Current lease obligation	104	114

Total current liabilities	13,555	2,742

Credit facility	3,500	-
Commodity derivative liability-noncurrent	1,867	-
Asset retirement obligations- noncurrent	9,938	1,461
Other long-term liabilities	7	25

Total liabilities	28,867	4,228

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 24,923,812 and 4,676,301 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	249	47
Additional paid-in capital	215,174	149,276
Accumulated deficit	(139,272)	(135,888)

Total shareholders’ equity	76,151	13,435

Total liabilities and shareholders’ equity	$105,018	$17,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands, except share and per share amounts)

	2022	2021

Revenue:
Oil	$7,833	$1,132
Natural gas and liquids	1,039	79

Total revenue	8,872	1,211

Operating expenses:
Lease operating expense	2,735	568
Production taxes	572	79
Depreciation, depletion, accretion and amortization	1,886	119
General and administrative expenses	2,946	734

Total operating expenses	8,139	1,500

Operating income (loss)	733	(289)

Other non-operating income (expense):
Commodity derivative (loss) gain	(6,837)	107
Marketable equity securities gain	81	50
Warrant revaluation loss	-	(20)
Rental property gain, net	-	17
Other income	-	25
Interest expense, net	(50)	(52)
Total other (expense) income	(6,806)	127

Net loss before income taxes	(6,073)	(162)
Income tax benefit	2,689	-
Net loss	$(3,384)	$(162)

Basic and diluted weighted average shares outstanding	23,717,240	3,923,730
Basic and diluted net loss per share	$(0.14)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of offering costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	79	-	79
Net loss	-	-	-	(162)	(162)

Balances, March 31, 2021	4,676,301	$47	$148,806	$(134,280)	$14,573

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495		64,694
Stock-based compensation	-	-	1,500		1,500
Shares issued upon vesting of restricted stock awards	373,500	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Net loss	-	-	-	(3,384)	(3,384)

Balances, March 31, 2022	24,923,812	$249	$215,174	$(139,272)	$76,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands)

	2022	2021

Cash flows from operating activities:
Net loss	$(3,384)	$(162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	1,886	119
Deferred income taxes	(2,689)	-
Unrealized loss (gain) on commodity derivatives	5,193	(109)
Loss (gain) on marketable equity securities	(81)	(50)
Amortization of debt issuance costs	10	-
Loss on warrant revaluation	-	20
Loss on related party debt conversion and settlement of legal costs	-	76
Stock-based compensation	1,500	79
Right of use asset amortization	24	20
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(3,337)	(47)
Other assets	(212)	(35)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,594	(227)
Accrued compensation and benefits	(990)	(206)
Payments on operating lease liability	(27)	(14)

Net cash provided by (used in) operating activities	487	(536)

Cash flows from investing activities:
Acquisition of properties	(783)	-
Oil and natural gas capital expenditures	(855)	(376)
Expenditures for cash calls	(1,456)	-
Property and equipment expenditures	(159)	-
Proceeds from sale of oil and gas properties	-	30
Payment received on note receivable	-	20

Net cash used in investing activities	(3,253)	(326)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	5,283
Borrowings on credit facility, net	3,828	-
Repayment of debt	(3,847)	-
Repayments of insurance premium finance note payable	(78)	-
Exercise of warrant	195	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(307)	(39)

Net cash (used in) provided by financing activities	(209)	5,244

Net (decrease) increase in cash and equivalents	(2,975)	4,382

Cash and equivalents, beginning of period	4,422	2,854

Cash and equivalents, end of period	$1,447	$7,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Please see Note-14- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources, LLC, referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022. Our financial condition as of March 31, 2022, and operating results for the three months ended March 31, 2022, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2022.

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

2. ACQUISITIONS

On January 5, 2022 (the “Closing Date”), the Company closed the acquisitions contemplated by three separate Purchase and Sale Agreements (the “Purchase Agreements” and the “Closing”), entered into by the Company on October 4, 2021, with each of (a) Lubbock Energy Partners LLC (“Lubbock”); (b) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (c) Synergy Offshore LLC (“Synergy”, and collectively with Lubbock and Banner, (the “Sellers”). Pursuant to the Purchase Agreements, the Company acquired certain oil and gas properties from the Sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets (collectively with the oil and gas properties acquired, the “Acquired Assets”).

The Company accounted for the acquisition of the Acquired Assets as an asset acquisition. The purchase price for the Acquired Assets was (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the assumption of $3.3 million of debt, and 6,790,524 shares of common stock, as well as the novation of certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date, as to Banner; and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements was $67.4 million, representing $1.25 million in cash, the value of 19,905,736 shares of our common stock on the Closing Date of $64.7 million and purchase price adjustments on the Closing Date of $1.4 million. In addition, we assumed various liabilities, including the repayment of $3.3 million in debt, as well as a derivative liability from the novation of the hedges discussed above of $3.1 million, suspense accounts and asset retirement obligations.

Amount
(in thousands)
Amounts incurred:
Cash	$1,250
Value of 19,905,736 shares issued	64,694
Purchase price adjustments	1,497
Transaction costs	1,267
Total consideration paid	68,708

Debt assumed	3,347
Commodity derivative liabilities assumed	3,152
Suspense accounts assumed	1,276
Employee obligations assumed	100
Asset retirement obligations assumed	9,614
Deferred tax liabilities	2,460
Total liabilities assumed	19,949

Total consideration paid and liabilities assumed	$88,657

Allocation to acquired assets:
Proved oil and gas properties	87,037
Oil inventory in tanks	1,286
Vehicles	165
Deposit account	169

Total allocation to acquired assets	$88,657

3. REVENUE RECOGNITION

The Company’s operated oil production is sold at the delivery point specified in the contract. The Company collects an agreed-upon index price, net of pricing differentials. The purchaser takes custody, title and risk of loss of the oil at the delivery point; therefore, control passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser. Natural gas and natural gas liquid (“NGL”) are sold at the lease location, which is generally when control of the natural gas and NGL transfers to the purchaser, and revenue is recognized as the amount received from the purchaser.

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

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the three months ended March 31, 2022 and 2021, as the gross amounts were known.

The Company’s non-operated revenues are derived from its interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that operators of the wells have negotiated with third-party customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas Gulf Coast and Mid- Continent regions for the three months ended March 31, 2022 and 2021, are presented in the following table:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue:
Rockies
Oil	$3,391	$522
Natural gas and liquids	193	79
Total	3,584	601

South Texas
Oil	1,636	192
Natural gas and liquids	139	15
Total	1,775	207

West Texas
Oil	1,428	177
Natural gas and liquids	62	3
Total	1,490	180

Gulf Coast
Oil	717	249
Natural gas and liquids	4	-
Total	721	249

Mid-Continent (1)
Oil	759	(8)
Natural gas and liquids	543	(18)
Total	1,302	(26)

Combined Total	$8,872	$1,211

(1)	Negative amounts represent adjustments for the three months ended March 31, 2021, of estimated accruals to actual revenues received from non-operated properties in Oklahoma.

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties and the joint interest operators of the Company’s non-operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

Operator	2022	2021
Purchaser A	25%	-
Purchaser B	16%	-
Purchaser C	15%	-
Purchaser D	6%	39%
Purchaser E	3%	10%

4. LEASES

During the three months ended March 31, 2021, the Company acquired right-of-use assets and operating lease liability of $82 thousand associated with entering into a non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Right of use asset balance
Operating lease	$95	$120
Lease liability balance
Short-term operating lease	$104	$114
Long-term operating lease	2	19
	$106	$133

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston, Texas office lease, prior to February 2021, when the Company entered into a new 25-month lease for its Houston office. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognizes sublease income as a reduction of rent expense. Following are the amounts recognized as components of rental expense for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$31	24
Short-term lease cost	2	4

Sublease income	(16)	(16)
Total lease costs	$17	$12

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of March 31,
	2022	2021
	(in thousands)
Weighted average lease term (years)	0.9	1.9
Weighted average discount rate	9.26%	9.26%

The future minimum lease commitments as of March 31, 2022 are presented in the table below in thousands. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

Amount
Remainder of 2022	$92
2023	18
Total lease payments	110
Less: imputed interest	(4)
Total lease liability	$106

In August 2021, the Company sold its 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The Company recognized, rental property income, net of rental operating expenses of $17 thousand related to its Riverton, Wyoming office building for the three months ended March 31, 2021.

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the three months ended March 31, 2022, there were no divestitures of oil and gas properties. During the three months ended March 31, 2021, the Company sold approximately 12 acres of undeveloped acreage in Midland County, Texas for approximately $30 thousand.

Ceiling Test and Impairment

The Company did not record a ceiling test write-down of its oil and natural gas properties during the three months ended March 31, 2022 or 2021. The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2022, the Company used $75.24 per barrel for oil and $4.09 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

6. DEBT

On January 5, 2022, the Company entered into a five-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provides for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to (a) the greatest of (i) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). During the three months ended March 31, 2022, the interest rate was 4.25% per annum and the Company recorded interest expense of $36 thousand.

The Credit Agreement contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) a restriction on the payment of cash dividends (subject to certain limited rights to declare and pay dividends as long as no event of default has occurred and certain financial ratios are met); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of March 31, 2022, we were in compliance with all covenants related to our Credit Agreement.

A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. On March 10, 2022, we borrowed an additional $0.5 million for working capital needs, which was repaid on March 28, 2022. The amount outstanding on the Credit Agreement as of March 31, 2022, was $3.5 million.

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

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil, and natural gas the Company enters into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company has not elected to designate the derivative contracts as cash flow hedges; therefore, the instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the unaudited condensed consolidated statements of operations and are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

On January 5, 2022, the Company and NextEra Energy Marketing LLC (“NextEra”) entered into an International Swap Dealers Association, Inc. Master Agreement and Schedule (the “Master Agreement”), facilitating the Company to enter into derivative contracts to manage the risk associated with its business relating to commodity prices. The Company’s obligations to NextEra under the Master Agreement are secured by the collateral which secures the loans under the Credit Agreement on a pari passu and pro rata basis with the principal of such loans. The structure of the derivative contacts may include swaps, caps, floors, collars, locks, forwards and options.

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the Closing of the Banner Purchase Agreement, pursuant to which the Company was required to assume and novate certain hedges of Banner which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional Nymex WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. As of March 31, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below:

	Collars			Fixed Price Swaps
	Quantity			Quantity
Commodity/ Index/	Crude oil-(Bbls) Natural	Weighted Average Prices		Crude oil- (Bbls) Natural	Weighted Average
Maturity Period	Gas-(Mmbtu)	Floors	Ceilings	Gas-(Mmbtu)	Price

NYMEX WTI
Crude Oil 2022 Contracts:
Second quarter 2022	74,500	$60.05	$80.66	9,000	$49.99
Third quarter 2022	73,400	$59.97	$80.54	9,000	$49.99
Fourth quarter 2022	71,800	$59.86	$80.34	9,000	$49.99
Total Remaining 2022	219,700	$59.96	$80.52	27,000	$49.99

Crude Oil 2023 Contracts:
First quarter 2023	66,200	$57.73	$76.00	6,000	$59.20
Second quarter 2023	53,500	$60.00	$81.04	6,000	$59.20
Third quarter 2023	52,600	$60.00	$81.04	-	$-
Fourth quarter 2023	51,200	$60.00	$81.04	-	$-
Total 2023	223,500	$59.33	$79.55	12,000	$59.20

NYMEX Henry Hub
Natural Gas 2022 Contracts:
Second quarter 2022	-	$-	$-	60,000	$2.96
Third quarter 2022	-	$-	$-	60,000	$2.96
Fourth quarter 2022	-	$-	$-	60,000	$2.96
Total remaining 2022	-	$-	$-	180,000	$2.96

Natural Gas 2023 Contracts:
First quarter 2023	-	$-	$-	60,000	$2.96

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	March 31, 2022	December 31, 2021
	(in thousands)
Derivative liabilities:
Current liabilities	$6,478	$-
Non-current liabilities	1,867	-
Total derivative liabilities	$8,344	$-

As of March 31, 2022, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions that settle on the same date with the same counterparty.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying condensed consolidated statement of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Derivative settlement gain (loss)		$
Oil contracts	$(1,547)		(2)
Gas contracts	(97)		-
Total net derivative settlement gain (loss)	$(1,644)		$(2)

Total net derivative gain (loss)		$
Oil contracts	$(6,296)		107
Gas contracts	(541)		-
Total net derivative gain (loss)	$(6,837)		$107

8. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

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

9. SHAREHOLDERS’ EQUITY

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, for a period of five years from the final closing date of June 21, 2017. The warrants include anti-dilution rights. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance were $1.24 million, with the remaining $0.08 million being attributed to common stock. On September 29, 2020, the Company received proceeds of $565 thousand related to the exercise of warrants to purchase 50,000 shares of common stock and on March 9, 2022, the Company received proceeds of $195 thousand related to the exercise of the remaining 50,000 warrants.

Pursuant to the original warrant agreement, as a result of common stock issuances at various prices, the warrant exercise price was reduced from its original $20.50 exercise price to the floor price of $3.92, which was the exercise price of the warrants when the remaining 50,000 warrants were exercised in March 2022.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three months ended March 31, 2022 and 2021, there was no compensation expense related to stock options. As of December 31, 2019, all stock options had vested. No stock options were granted or exercised during the three months ended March 31, 2022 or 2021. Stock options to purchase 750 shares expired during the three months ended March 31, 2022. No stock options expired during the three months ended March 31, 2021. Presented below is information about stock options outstanding and exercisable as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	30,285	$60.11	31,035	$62.79

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2022. All shares and prices per share have been adjusted for a one share-for-ten shares reverse stock split that took effect on January 6, 2020:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
Number of	Price Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	5.5	16,500	$10.00
10,622	90.00	124.80	106.20	2.1	10,622	106.20
2,163	139.20	139.20	139.20	0.3	2,163	139.20
1,000	226.20	226.20	232.48	2.5	1,000	232.48

30,285	$7.20	$226.20	$60.11	3.8	30,285	$60.11

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

The following table presents the changes in non-vested time-based restricted stock awards to all employees and directors for the three months ended March 31, 2022:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock as of December 31, 2021	174,000	$4.75
Granted	986,500	$3.70
Vested	(373,500)	$4.02
Non-vested as of March 31, 2022	787,000	$3.78

For the three months ended March 31, 2022 and 2021, the Company recognized $1.5 million and $79 thousand, respectively of stock compensation expense related to restricted stock grants. Total compensation cost related to non-vested time-based awards and not yet recognized in the Company’s condensed consolidated statements of operations as of March 31, 2022 was $2.6 million. This cost is expected to be recognized over a weighted average period of one year.

10. ASSET RETIREMENT OBLIGATIONS

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

On January 5, 2022, the Company closed on an acquisition of assets and recorded an additional $9.6 million of ARO related to the acquired assets. See Note 2- Acquisitions.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Balance, beginning of year	$1,461	$1,408
Acquired	9,614	45
Sold/Plugged	-	(70)
Accretion	215	78
Balance, end of period	$11,290	$1,461

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 44.3% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for the three months ended March 31, 2022 related to the movement in the valuation allowance against the Company’s net deferred tax assets.

The Company’s income tax benefit for the three months ended March 31, 2022 includes a discrete income tax benefit of $2.4 million related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the January 5, 2022 transaction.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. The January 5, 2022 transaction triggered an IRC Section 382 ownership change, and therefore placed additional limitations on the Company’s pre-transaction NOL and other tax attributes. As such, the Company is projecting that as of December 31, 2022 it will not have sufficient DTAs available to offset the expected future taxable income that will be generated by the realization of the Company’s deferred tax liabilities. The DTA as of March 31, 2022 is expected to reverse during 2022.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2022 and 2021, no adjustments were recognized for uncertain tax positions.

12. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock prior to redemption, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the three months ended March 31, 2022 and 2021, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands except per share data)
Net loss applicable to common shareholders	$(3,384)	$(162)

Basic weighted-average common shares outstanding	23,717	3,924
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	23,717	3,924

Basic net loss per share	$(0.14)	$(0.04)
Diluted net loss per share	$(0.14)	$(0.04)

For the three months ended March 31, 2022 and 2021, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2022	2021
	(in thousands)
Stock options	30	31
Unvested shares of restricted stock	787	139
Warrants	-	50
Total	817	220

13. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

We measure the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Effect Of Netting	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$411	$-	$411	$(411)	$-
Non-current:
Commodity derivatives	$-	$930	$-	$930	$(930)	$-

Liabilities
Current:
Commodity derivatives	$-	$(6,888)	$-	$(6,888)	$411	$(6,478)
Non-current:
Commodity derivatives	$-	$(2,796)	$-	$(2,796)	$930	$(1,867)

Net derivative instruments	$-	$(8,344)	$-	$(8,344)	$-	$(8,344)

Marketable Equity Securities

We measure the fair value of marketable equity securities based on quoted market prices obtained from independent pricing services. The Company has an investment in the marketable equity securities of Anfield Energy (“Anfield”), which it acquired as consideration for sales of certain mining operations. Anfield is traded in an active market under the trading symbol AEC:TSXV and has been classified as Level 1.

	March 31,	December 31,
	2022	2021
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.11217	$0.07874

Fair value of marketable equity securities	$271,572	$190,641

Nonrecurring Fair Value Measurements

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired or the date a well begins drilling using a discounted cash flow method based on unobservable inputs in the market and therefore are designated as Level 3 within the valuation hierarchy See Note 10- Asset Retirement Obligations.

Other Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis of properties acquired in asset acquisitions. The fair value of the oil and gas properties is determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production which we reasonably expect, and estimated prices adjusted for differentials. Unobservable inputs include estimated future oil and natural gas production, prices, operating and development costs, and a discount rate of 10%, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for interest	$(36)	$-

Investing activities:
Change in capital expenditure accruals	$166	$108
Change in accrual for acquisition costs	(546)	-
Common stock issued for acquisition of properties	64,694	-
Assumption of commodity derivative liability in acquisition of properties	3,152	-
Assumption of debt in acquisition of properties	3,347	-
Assumption of suspense accounts in acquisition of properties	1,276	-
Addition of operating lease liability and right of use asset	-	82
Asset retirement obligations	9,614	44
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	-	438
Issuance of stock for settlement of related party legal costs	-	406
Financing of insurance premiums with note payable	$588	$223

15. SUBSEQUENT EVENTS

On April 5, 2022, the Company sold the Wildhorse Waterflood Unit in Osage County, Oklahoma which it acquired on January 5, 2022. The effective date of the sale was March 1, 2022. Proceeds from the sale of the properties were $1.4 million.

On May 2, 2022, the Company paid a cash dividend of $0.0225 per share to shareholders of record on April 15, 2022. The total amount of the dividend including fees was $578 thousand.

On May 3, 2022, The Company acquired operated oil and gas producing properties in Liberty County, Texas, adjacent to its existing assets in the area, for $1.0 million in an all-cash transaction. The effective date of the transaction is April 1, 2022. The assets include approximately 1,022 acres, which are 100% held by production, a gas pipeline and associated infrastructure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022 (the “Annual Report”).

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

See also “Cautionary Statement About “Forward-Looking Statements” above.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. A general overview of the Company and our operations.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022 and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. - is a Wyoming corporation organized in 1966. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our business activities are currently focused in West Texas, South Texas, the Gulf Coast, the Rockies and mid-continent.

Our strategic objective is to be a consolidator of high-quality producing assets in the United States with the potential to optimize production and generate free cashflow through low-risk development projects on existing assets, while maintaining an attractive shareholder returns program. We are committed to Environmental, Social, and Governance (ESG) stewardship and being a leader in reducing our carbon footprint in the areas in which we operate.

Recent Developments

Acquisition of Properties

On January 5, 2022 (the “Closing Date”), we closed the acquisitions contemplated by three separate Purchase and Sale Agreements (as amended to date, the “Purchase Agreements”), previously entered into by the Company on October 4, 2021, with each of (a) Lubbock Energy Partners LLC (“Lubbock”); (b) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (c) Synergy Offshore LLC (“Synergy”, and collectively with Lubbock and Banner, (the “Sellers”).

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

The Company accounted for the acquisition of the Acquired Assets as an asset acquisition. The purchase price for the Acquired Assets was (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the repayment of $3.3 million in liabilities which were repaid with funds borrowed under a new credit agreement with Firstbank Southwest and 6,790,524 shares of common stock, as well as the novation of certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date, as to Banner and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements was $1.25 million in cash, 19,905,736 shares of common stock (the “PSA Shares”), the repayment of $3.3 million in debt, as well as the novation of the hedges discussed above.

Plan of Operations and Strategy

Continuing through 2022 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in January 2022 to return them back to production.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Recently Issued Accounting Standards

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, we recorded a net loss of $3.4 million, which was primarily due to losses on our commodity derivative contracts during the period of $6.8 million. For the three months ended March 31, 2021, we recorded a net loss of $162 thousand. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$7,833	$1,132	$6,701	592%
Natural gas and liquids	1,039	79	960	1,215%

Total	$8,872	$1,211	$7,661	633%

Production quantities:
Oil (Bbls)	90,821	21,872	68,409	313%
Natural gas and liquids (Mcfe)	179,343	24,195	155,148	641%
BOE	120,712	25,905	94,807	366%

Average sales prices:
Oil (Bbls)	$86.25	$51.74	$34.51	67%
Natural gas and liquids (Mcfe)	5.79	3.27	2.52	77%
BOE	$73.50	$46.74	$26.76	57%

The increase in our oil and gas revenue of $7.7 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was due primarily to an increase in oil production of 313% and an increase in the realized price received for our oil production of 67%. The increase in oil production is primarily related to production for the properties acquired in January 2022, which added 64,407 barrels to our production for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Additionally, production in our legacy assets increased by 4,543 barrels as the result of workovers at our Gulf Coast, Texas properties to return idle wells to production. The increase in crude oil prices is primarily due the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Additionally, prices increased from 2021 due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 and continued into 2021, which were put in place to reduce the spread of COVID-19.

For the three months ended March 31, 2022, we produced 120,712 BOE, or an average of 1,341 BOE per day, as compared to 25,905 BOE or 288 BOE per day during the comparable period in 2021; however, the production mix shifted to become slightly less oil weighted in 2022, due to the acquisition in January 2022 of operated properties with relatively more natural gas production. During the three months ended March 31, 2022, our BOE production mix was 75% oil and 25% natural gas and liquids compared to 84% oil and 16% natural gas and liquids in the comparable period of 2021.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Production taxes	$572	$79	$493	624%
Lease operating expense	2,735	568	2,167	382%

Total	$3,307	$647	$2,660	411%

For the three months ended March 31, 2022, production taxes were $572 thousand an increase of $493 thousand, or 624%, compared to the comparable period of 2021. This increase was primarily attributable to the increase in oil revenues of 592% related to the increases in production from properties acquired in January 2022 and the increase in pricing as discussed above. For the three months ended March 31, 2022, lease operating expenses were $2.7 million or $22.65 per BOE, an increase of $2.2 million when compared to the $568 thousand or $21.93 per BOE for the three months ended March 31, 2021. The increase in lease operating expense was due to increased activity as the result of the properties acquired in January 2022.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended March 31, 2022, was $15.62 per BOE compared to $4.59 per BOE for the three months ended March 31, 2021. The increase in the DD&A rate was related to the acquisition of properties in January 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$629	$260	$369	142%
Stock-based compensation	1,500	79	1,421	1,798%
Professional fees, insurance and other	817	396	421	106%

Total	$2,946	$735	$2,211	301%

General and administrative expenses increased by $2.2 million during the three-month period ended March 31, 2022, as compared to the prior year period. The increase was primarily attributable to an increase of $1.4 related to the amortization of stock-based compensation awards granted to employees and directors during the period, which were in connection with new directors and officers appointed in connection with the January 2022 acquisition. Compensation expenses also increased $0.4 million related to the addition of 21 employees during the three months ended March 31, 2022. Professional fees, Insurance and other expenses increased $0.4 million, primarily due to increased consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended March 2021 and 2020:

	Three months ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Commodity derivative (loss) gain, net	$(6,837)	$107	$(6,944)	-6,590%
Gain on marketable equity securities	81	50	31	62%
Warrant revaluation loss	-	(20)	20	100%
Rental property gain, net	-	17	(17)	-100%
Other income	-	25	(25)	-100%
Interest, net	(50)	(52)	2	4%

Total other (expense) income	$(6,806)	$127	$(6,933)	-5,461%

Commodity derivative (loss) gain, net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended March 31, 2022, we recognized losses on commodity derivative contracts of $6.9 million for contracts that we assumed in the acquisition, as wells as, contracts we added during the period. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Gain on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the three months ended March 31, 2022, we recognized an unrealized gain on marketable equity securities of $81 thousand as compared to a gain of $50 thousand for the comparable period of 2021.

For the three months ended March 31, 2021, we recognized a warrant revaluation loss of $20 thousand. The loss for the three months ended March 31, 2021 was attributable to an increase in the value of our common stock during the period. During the three months ended March 31, 2022 the remaining 50,000 warrants were exercised.

Rental property gain, net represents the rental income in excess of rental expenses on the building we owned in Riverton, Wyoming. On August 31, 2021, we sold the Riverton, Wyoming office building. During the three months ending March 31, 2021, we recognized a gain on rental property of $17 thousand.

Interest, net, represents the interest related to our new credit facility with Firstbank Southwest. We had $3.5 million borrowed on the credit facility at March 31, 2022 and at May 10, 2022. In addition, we entered into a note payable for payment of insurance premiums during the three months ended March 31, 2022. The balance payable on our insurance premium finance note is $0.5 million at March 31, 2022. In the prior year interest expense was primarily due to a related party secured note payable with APEG II. During the three months ended March 31, 2021, we entered into a Debt Conversion Agreement with APEG II. Pursuant to the agreement we repaid the note and accrued interest to the maturity date by issuing 97,962 shares of common stock. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Sources of Cash

For the three months ended March 31, 2022, we funded our capital expenditures with cash flows from operating activities and we expect that to continue for the remainder of 2022. Although we expect cash flows to be sufficient to fund our capital expenditures and operations, we may also use borrowings under our credit facility or raise funds through new equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity, the percentage ownership of our current stockholders could be diluted. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

We have no control over the market prices for oil and gas, although we may be able to influence the amount of our realized revenues from oil and gas through the use of commodity derivative contracts as part of our commodity price risk management program. Commodity derivative contracts may limit the prices we receive from our oil and gas sales if oil and gas prices rise substantially over the price established by the commodity derivative contract. See Note 7- Commodity Derivatives in Part I, Item 1 of this report for additional information about our oil and gas commodity derivative contracts currently in place and the timing of the settlement of those contracts.

Credit Agreement

On January 5, 2022, we entered into a five-year credit agreement with Firstbank Southwest as administrative agent, which provides for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial and non-financial covenants as of March 31, 2022, and through the filing of this report. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is redetermined semi-annually on or about April 1 and October 1 of each year during the five-year term of the Credit agreement. The next borrowing base redetermination date is scheduled for October 1, 2022. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. On March 10, 2022, we borrowed an additional $0.5 million for working capital needs, which was repaid on March 28, 2022. The amount outstanding on the Credit Agreement as of March 31, 2022, was $3.5 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties and for the payment of operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations, including interest and payment of dividends. Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. During the three months ended March 31, 2022, we spent approximately $3.2 million on capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas, prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. Our 2022 capital program is expected to be approximately $12 million. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$487	$(536)	$1,023
Investing activities	(3,253)	(326)	(2,927)
Financing activities	(209)	5,244	(5,453)

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2022 was $0.5 million as compared to cash used in operating activities $0.5 million for the comparable period in 2021. The increase in cash provided by operating activities is mainly attributable cash receipts for revenues, which were partially offset by settlements of commodity derivative contracts and increases in payments for operating and general and administrative expenses.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2022, was $3.3 million as compared to $0.3 million for the comparable period in 2021. The primary use of cash in our investing activities for the three months ended March 31, 2022, was the capital expenditures related to returning idle wells to production on assets acquired during the period.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2022, was $0.2 million as compared to cash provided by financing activities of $5.2 million for the comparable period in 2021. The cash used in financing activities during the three months ended March 31, 2022, was primarily attributable to cash paid to settle taxes on share-based compensation of $307 thousand and payments on our insurance premium finance note payable of $78 thousand, which were partially offset by cash proceeds of $195 thousand received from the exercise of warrants. Cash provided by financing activities during the three months ended March 31, 2021, represent cash received from the sale of 1.1 million shares of common stock of $5.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

As of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made in part on material weaknesses in our internal control over financial reporting as of December 31, 2021, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2021 and is in the process of remediating such material weaknesses as of March 31, 2022:

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

Changes in Internal Control over Financial Reporting.

Beginning in January 2022 and continuing through March 2022, we have added three additional experienced accounting personnel, including a controller, and have implemented a new accounting system. We are also working towards segregation of duties controls, which may help remediate the material weakness related to inadequate segregation of duties as discussed above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Prior litigation which has been settled to date, is described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q from, Note 8-Commitments, Contingencies and Related-Party Transactions-Litigation in the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022, under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2022, and from the period from April 1, 2022, to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as set forth below:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under our Amended and Restated 2021 Equity Performance and Incentive Plan, the Company may permit an employee to satisfy minimum statutory federal, state and local tax withholding obligations arising from equity awards, including fully-vested and restricted stock awards, to elect to have the Company withhold otherwise deliverable restricted stock to satisfy such tax withholding obligation. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent permitted by the Company and requested by employees. These repurchases were not part of any publicly announced stock repurchase program.

Period	No. of Shares	Average Price

January 1 – January 31, 2022	81,725	$3.76
February 1 – February 28, 2022	-	$-
March 1 – March 31, 2021	-	$-

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+	Purchase and Sale Agreement between among Lubbock Energy Partners, LLC, as seller, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.1	10/4/2021
2.2+	Purchase and Sale Agreement between among Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC, as sellers, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.2	10/4/2021
2.3+	Purchase and Sale Agreement between among Synergy Offshore, LLC, as seller, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.3	10/4/2021
2.4	First Amendment to Purchase and Sale Agreements between Lubbock Energy Partners, LLC; Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC; Synergy Offshore, LLC, and U.S. Energy Corp., dated as of October 25, 2021	8-K	000-06814	2.4	10/27/2021
3.1	Amended and Restated Bylaws of U.S. Energy Corp.	8-K	000-06814	3.1	1/10/2022
10.1	Registration Rights Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.1	1/10/2022
10.2	Nominating and Voting Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.2	1/10/2022
10.3	Contribution Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.3	1/10/2022
10.4+	Farmout Agreement dated January 5, 2022, by and between U.S. Energy Corp. and Synergy Offshore LLC	8-K	000-06814	10.4	1/10/2022
10.5+	Transition Services Agreement dated January 5, 2022, by and between Banner Oil & Gas, LLC and U.S. Energy Corp.	8-K	000-06814	10.5	1/10/2022
10.6	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	1/10/2022
10.7	Note dated January 5, 2022 in connection with January 5, 2022, Credit Agreement	8-K	000-06814	10.7	1/10/2022
10.8	Unconditional Guaranty dated January 5, 2022, by and between Firstbank Southwest and Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC	8-K	000-06814	10.8	1/10/2022
10.9+	Security Agreement dated January 5, 2022, by and between U.S. Energy Corp., Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC and Firstbank Southwest	8-K	000-06814	10.9	1/10/2022
10.10	Intercreditor Agreement dated January 5, 2022, by and between Nextera Energy Marketing, LLC, each Swap Counterparty thereto, U.S. Energy Corp. and Firstbank Southwest	8-K	000-06814	10.10	1/10/2022

10.11	ISDA 2002 Master Agreement between Nextera Energy Marketing, LLC and U.S. Energy Corp., and related Schedule and form of Guaranty.	8-K	000-06814	10.11	1/10/2022
10.12†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(officer and employee awards – January 2022)	8-K	000-06814	10.12	1/21/2022
10.13†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(non-executive director awards – January 2022)	8-K	000-06814	10.13	1/21/2022
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: May 12, 2022	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

