Form 10-Q
period 2022-06-30
US ENERGY CORP
filed 2022-08-11
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

Commission File Number 000-06814

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1616 S. Voss Rd., Suite 725, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(303) 993-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

The registrant had 24,923,812 shares of its common stock, par value $0.01 per share, outstanding as of August 10, 2022.

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

Examples of forward-looking statements in this Report include:

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns (including as a result of COVID-19) wars and increased inflation and possible recessions caused thereby;

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and

●	other plans and objectives for future operations.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and equivalents	$2,467	$4,422
Oil and natural gas sales receivable	6,131	933
Marketable equity securities	150	191
Prepaid and other current assets	897	179
Real estate assets held for sale, net of selling costs	250	250

Total current assets	9,895	5,975

Oil and natural gas properties under full cost method:
Unevaluated properties	1,584	1,588
Evaluated properties	187,116	95,088
Less accumulated depreciation, depletion, amortization and impairment	(92,145)	(88,195)

Net oil and natural gas properties	96,555	8,481

Pending acquisition	592	2,767
Property and equipment, net	589	188
Right-of-use asset	997	120
Other assets	348	132

Total assets	$108,976	$17,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,921	$1,447
Accrued compensation and benefits	487	1,162
Commodity derivative liability-current	6,325	-
Asset retirement obligations-current	1,845	-
Premium finance note	377	-
Warrant liability	-	19
Current lease obligation	157	114

Total current liabilities	16,112	2,742

Credit facility	4,000	-
Commodity derivative liability-noncurrent	1,308	-
Asset retirement obligations- noncurrent	10,366	1,461
Lease obligation- non-current	880	19
Other long-term liabilities	6	6

Total liabilities	32,672	4,228

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 24,923,812 and 4,676,301 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	249	47
Additional paid-in capital	215,783	149,276
Accumulated deficit	(139,728)	(135,888)

Total shareholders’ equity	76,304	13,435

Total liabilities and shareholders’ equity	$108,976	$17,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue:
Oil	$11,334	$1,507	$19,167	$2,639
Natural gas and liquids	2,146	149	3,185	228
Total revenue	13,480	1,656	22,352	2,867

Operating expenses:
Lease operating expenses	4,646	477	7,382	1,045
Production taxes	913	131	1,485	210
Depreciation, depletion, accretion and amortization	2,571	146	4,457	264
General and administrative expenses	2,642	812	5,588	1,547
Total operating expenses	10,772	1,566	18,912	3,066

Operating income (loss)	2,708	90	3,440	(199)

Other non-operating income (expense):
Commodity derivative loss	(2,132)	(317)	(8,969)	(210)
Marketable equity securities gain (loss)	(121)	23	(40)	73
Other income (expense), net	(5)	3	(6)	25
Interest, net	(60)	(6)	(108)	(58)
Total other non-operating expense	(2,318)	(297)	(9,123)	(170)

Net loss before income taxes	$390	$(207)	$(5,683)	$(369)
Income tax (expense) benefit	(268)	-	2,421	-)
Net income (loss)	$122	$(207)	$(3,262)	$(369)
Basic weighted shares outstanding	24,923,812	4,676,301	24,323,859	4,304,612
Diluted weighted shares outstanding	25,265,180	4,676,301	24,323,859	4,304,612
Basic earnings (loss) per share	$0.00	$(0.04)	$(0.13)	$(0.09)
Diluted earnings (loss) per share	$0.00	$(0.04)	$(0.13)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of offering costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	79	-	79
Net loss	-	-	-	(162)	(162)
Balances, March 31, 2021	4,676,301	$47	$148,806	$(134,280)	$14,573
Stock-based compensation	-	-	116	-	116
Net loss	-	-	-	(207)	(207)
Balances, June 30, 2021	4,676,301	47	148,922	(134,487)	$14,482

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495		64,694
Stock-based compensation	-	-	1,500		1,500
Shares issued upon vesting of restricted stock awards	373,500	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Net loss	-	-	-	(3,384)	(3,384)
Balances, March 31, 2022	24,923,812	$249	$215,174	$(139,272)	$76,151
Cash dividends, $0.02 per share				(578)	(578)
Stock-based compensation			609		609
Net income	-	-	-	122	122
Balances, June 30, 2022	24,923,812	$249	$215,783	(139,728)	76,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in thousands)

	2022	2021

Cash flows from operating activities:
Net loss	$(3,262)	$(369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	4,457	264
Deferred income taxes	(2,460)	-
Unrealized loss (gain) on commodity derivatives	4,482	170
Loss (gain) on marketable equity securities	40	(73)
Amortization of debt issuance costs	20	-
Loss on warrant revaluation	-	24
Loss on related party debt conversion and settlement of legal costs	-	76
Stock-based compensation	2,109	195
Right of use asset amortization	75	42
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(5,198)	(208)
Other assets	(192)	(39)
Accounts payable and accrued liabilities	4,315	(509)
Accrued compensation and benefits	(675)	(125)
Payments on operating lease liability	(49)	(39)
Net cash provided by (used in) operating activities	3,662	(591)

Cash flows from investing activities:
Acquisition of proved properties	(4,383)	-
Oil and natural gas capital expenditures	(1,131)	(904)
Expenditures for pending acquisition	(592)	-
Property and equipment expenditures	(295)	(23)
Proceeds from sale of oil and gas properties	1,231	30
Payment received on note receivable	-	20
Net cash used in investing activities	(5,170)	(877)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	5,283
Borrowings on credit facility	4,500	-
Repayment of debt	(3,847)	-
Payment of fees for credit facility	(174)	-
Repayments of insurance premium finance note payable	(236)	(48)
Exercise of warrant	195	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(307)	(39)
Dividend paid	(578)	-
Net cash (used in) provided by financing activities	(447)	5,196

Net (decrease) increase in cash and equivalents	(1,955)	3,728
Cash and equivalents, beginning of period	4,422	2,854
Cash and equivalents, end of period	$2,467	$6,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Please see Note-14- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC, referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. And recently reincorporated to Delaware, as discussed below. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States. Effective on August 3, 2022, the Company changed its state of incorporation from the State of Wyoming to the State of Delaware (the “Reincorporation”) by means of a Plan of Conversion, effective August 3, 2022 (the “Plan of Conversion”). The Reincorporation, including the Plan of Conversion, was submitted to a vote of, and approved by, the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022. The Reincorporation was accomplished by filing: (i) an Application for Certificate of Transfer with the Secretary of State of the State of Wyoming (the “Wyoming Certificate of Transfer”); (ii) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”); and (iii) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Delaware Certificate of Incorporation”). In connection with the Reincorporation, the Company’s Board of Directors adopted new amended and restated bylaws in the form attached to the Plan of Conversion, which are as were set forth in the Definitive Proxy Statement (the “Delaware Bylaws”).

The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company. The resulting Delaware corporation (“U.S. Energy-Delaware”) (i) is deemed to be the same entity as the Company as incorporated in Wyoming (“U.S. Energy-Wyoming”) for all purposes under Wyoming and Delaware law, (ii) continues to have all of the rights, privileges, and powers of U.S. Energy-Wyoming, (iii) continues to possess all of the properties of U.S. Energy-Wyoming, and (iv) continues to have all of the debts, liabilities, and duties of U.S. Energy-Wyoming.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022. Our financial condition as of June 30, 2022, and operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2022.

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

Amount
(in thousands)
Amounts incurred:
Cash	$1,250
Value of 19,905,736 shares issued	64,694
Purchase price adjustments	1,497
Transaction costs	1,267
Total consideration paid	68,708

Debt assumed	3,347
Commodity derivative liabilities assumed	3,152
Suspense accounts assumed	1,276
Employee obligations assumed	100
Asset retirement obligations assumed	9,855
Deferred tax liabilities	2,460
Total liabilities assumed	20,190

Total consideration paid and liabilities assumed	$88,898

Allocation to acquired assets:
Proved oil and gas properties	87,278
Oil inventory in tanks	1,286
Vehicles	165
Deposit account	169

Total allocation to acquired assets	$88,898

Liberty County, Texas Acquisition

On May 3, 2022, the Company acquired operated oil and gas producing properties in Liberty County, Texas, adjacent to its existing assets in the area, for $1.0 million in an all-cash transaction. The effective date of the transaction was April 1, 2022. The assets include approximately 1,022 acres, which are 100% held by production, a gas pipeline and associated infrastructure. In addition, the Company assumed suspense accounts of $0.2 million and asset retirement obligations of $0.5 million. The Company accounted for the acquisition as an asset acquisition.

East Texas Acquisition

On June 29, 2022, the Company entered into a Purchase and Sale Agreement (the “PSA”) with ETXENERGY, LLC. to acquire approximately 16,600 net acres and certain wells and gathering systems located in Henderson and Anderson Counties, Texas (the “East Texas Assets”). The initial base purchase price for the East Texas Assets was $11.8 million in cash. A total of $590 thousand of the purchase price was paid by the Company as a deposit towards the purchase price and $2 thousand of transaction costs were incurred related to the East Texas Assets. A total of $592 thousand is recorded under the caption Pending Acquisition in the condensed consolidated balance sheet at June 30, 2022. The acquisition of the East Texas Assets closed on July 27, 2022. See Note 15- Subsequent Events.

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

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the three and six months ended June 30, 2022 and 2021, as the gross amounts were known.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas, Gulf Coast and Mid- Continent regions for the three and six months ended June 30, 2022 and 2021, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Rockies
Oil	$4,587	$792	$7,978	$1,314
Natural gas and liquids	343	69	536	148
Total	$4,930	$861	$8,514	$1,462

South Texas
Oil	$2,176	$211	$3,812	$403
Natural gas and liquids	254	13	393	28
Total	$2,430	$224	$4,205	$431

West Texas
Oil	$1,404	$224	$2,832	$401
Natural gas and liquids	111	67	173	70
Total	$1,515	$291	$3,005	$471

Gulf Coast
Oil	$1,243	$277	$1,960	$526
Natural gas and liquids	110	-	114	-
Total	$1,353	$277	$2,074	$526

Mid-Continent
Oil	$1,825	$3	$2,584	$(6)
Natural gas and liquids	1,427	-	1,970	(17)
Total	$3,252	$3	$4,554	$(23)

Combined Total	$13,480	$1,656	$22,352	$2,867

(1)	Negative amounts represent adjustments for the six months ended June 30, 2021, of estimated accruals to actual revenues received from non-operated properties in Oklahoma.

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

	Six Months Ended June 30,
Purchaser	2022	2021
Purchaser A	23%	29%
Purchaser B	22%	-
Purchaser C	7%	37%
Purchaser D	2%	10%

4. LEASES

During the six months ended June 30, 2022, the Company acquired right-of-use assets and operating lease liabilities of $953 thousand associated with entering into a 67-month non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Right of use asset balance
Operating lease	$997	$120
Lease liability balance
Short-term operating lease	$157	$114
Long-term operating lease	880	19
	$1,037	$133

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for office space in Golden, Colorado and our Houston, Texas office lease, prior to February 2021. In May 2022, the Company entered into a new 67-month lease for additional office space in Houston, Texas. The Company subleases its former Denver, Colorado office and recognizes sublease income as a reduction of rent expense. Following are the amounts recognized as components of rental expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$69	$27	$100	$51
Short-term lease cost	2	12	4	18
Sublease income	(17)	(16)	(33)	(32)
Total lease costs	$54	$23	$71	$37

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of June 30,
	2022	2021
	(in thousands)
Weighted average lease term (years)	5.1	1.7
Weighted average discount rate	4.6%	9.26%

The future minimum lease commitments as of June 30, 2022 are presented in the table below in thousands. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

Amount
Remainder of 2022	$78
2023	225
2024	213
2025	218
2026	224
2027	210
Total lease payments	1,168
Less: imputed interest	(131)
Total lease liability	$1,037

In August 2021, the Company sold its 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The Company recognized, rental property income, net of rental operating expenses of $6 thousand and $23 thousand related to its Riverton, Wyoming office building for the three and six months ended June 30, 2021, respectively.

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the six months ended June 30, 2022, the Company divested of the Wildhorse Waterflood Unit in Osage County, Oklahoma, which was part of the Acquired Assets acquired on January 5, 2022. Net proceeds from sale of the waterflood unit were $1.2 million. During the six months ended June 30, 2021, the Company sold approximately 12 acres of undeveloped acreage in Midland County, Texas for approximately $30 thousand.

Ceiling Test and Impairment

The Company did not record a ceiling test write-down of its oil and natural gas properties during the six months ended June 30, 2022 or 2021. The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2022, the Company used $85.78 per barrel for oil and $5.13 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

6. DEBT

On January 5, 2022, the Company entered into a five-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provides for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to (a) the greatest of (i) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). The weighted average interest rate on the Credit Agreement for the three and six months ended June 30, 2022, was 4.7% and 4.5% per annum, respectively. The Company recognized interest expense inclusive of amortization of debt issuance costs on the Credit Agreement for the three and six months ended June 30, 2022 of $56 thousand and $100 thousand, respectively.

The Credit Agreement contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) a restriction on the payment of cash dividends (subject to certain limited rights to declare and pay dividends as long as no event of default has occurred and certain financial ratios are met); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of June 30, 2022, the Company was in compliance with all covenants related to the Credit Agreement.

A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. Since the acquisition of the Acquired Assets through June 30, 2022, the Company borrowed an additional $1.0 million for working capital needs and repaid $0.5 million. The amount outstanding on the Credit Agreement as of June 30, 2022, was $4.0 million.

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

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas the Company enters into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company has not elected to designate the derivative contracts as cash flow hedges; therefore, the instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the unaudited condensed consolidated statements of operations and are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the Closing of the Banner Purchase Agreement, pursuant to which the Company was required to assume and novate certain hedges of Banner which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional Nymex WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. As of June 30, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below:

	Collars			Fixed Price Swaps
	Quantity			Quantity
Commodity/ Index/	Crude Oil-(Bbls) Natural	Weighted Average Prices		Crude Oil- (Bbls) Natural	Weighted Average
Maturity Period	Gas-(Mmbtu)	Floors	Ceilings	Gas-(Mmbtu)	Price

NYMEX WTI
Crude Oil 2022 Contracts:
Third quarter 2022	73,400	$59.97	$80.54	9,000	$49.99
Fourth quarter 2022	71,800	$59.86	$80.34	9,000	$49.99
Total Remaining 2022	145,200	$59.92	$80.44	18,000	$49.99

Crude Oil 2023 Contracts:
First quarter 2023	66,200	$57.73	$76.00	6,000	$59.20
Second quarter 2023	53,500	$60.00	$81.04	6,000	$59.20
Third quarter 2023	52,600	$60.00	$81.04	-	$-
Fourth quarter 2023	51,200	$60.00	$81.04	-	$-
Total 2023	223,500	$59.33	$79.55	12,000	$59.20

NYMEX Henry Hub
Natural Gas 2022 Contracts:
Third quarter 2022	-	$-	$-	60,000	$2.96
Fourth quarter 2022	-	$-	$-	60,000	$2.96
Total remaining 2022	-	$-	$-	120,000	$2.96

Natural Gas 2023 Contracts:
First quarter 2023	-	$-	$-	60,000	$2.96

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	June 30, 2022	December 31, 2021
	(in thousands)
Derivative liabilities:
Current liabilities	$6,325	$-
Non-current liabilities	1,308	-
Total derivative liabilities	$7,633	$-

As of June 30, 2022, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions that settle on the same date with the same counterparty.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Derivative settlement losses:
Oil contracts	$(2,590)	$(38)	$(4,137)	$(40)
Gas contracts	(239)	-	(350)	-
Total derivative settlement losses	$(2,829)	$(38)	$(4,487)	$(40)

Total net derivative loss:
Oil contracts	$(2,068)	(317)	$(8,364)	(210)
Gas contracts	(64)	-	(605)	-
Total net derivative loss	$(2,132)	(317)	$(8,969)	$(210)

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

For the three and six months ended June 30, 2022 and 2021, there was no compensation expense related to stock options. As of December 31, 2019, all stock options had vested. No stock options were granted or exercised during the six months ended June 30, 2022 or 2021. Stock options to purchase 750 shares expired during the six months ended June 30, 2022. No stock options expired during the six months ended June 30, 2021. Presented below is information about stock options outstanding and exercisable as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	30,285	$60.11	31,035	$62.79

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2022. All shares and prices per share have been adjusted for a one share-for-ten shares reverse stock split that took effect on January 6, 2020:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
Number of	Price Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	5.3	16,500	$10.00
10,622	90.00	124.80	106.20	1.8	10,622	106.20
2,163	139.20	139.20	139.20	0.1	2,163	139.20
1,000	226.20	226.20	226.20	2.2	1,000	232.48

30,285	$7.20	$226.20	$60.11	3.6	30,285	$60.11

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

The following table presents the changes in non-vested time-based restricted stock awards to all employees and directors for the six months ended June 30, 2022:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock as of December 31, 2021	174,000	$4.75
Granted	986,500	$3.70
Vested	(373,500)	$4.02
Non-vested as of June 30, 2022	787,000	$3.78

The following table presents the stock compensation expense related to restricted stock grants for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Stock compensation expense	$609	$116	$2,109	$195

Total compensation cost related to non-vested time-based awards and not yet recognized in the Company’s condensed consolidated statements of operations as of June 30, 2022, was $1.8 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

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

The Company recorded $9.6 million of ARO related to the assets acquired in the January 5, 2022 acquisition and $0.5 million of ARO in the May 3, 2022 acquisition of Liberty County, Texas assets. See Note 2- Acquisitions.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Balance, beginning of year	$1,461	$1,408
Acquired	10,334	45
Life revisions	131	-
Sold/Plugged	(163)	(70)
Accretion	448	78
Balance, end of period	$12,211	$1,461

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is generally determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. However, for the six months ended June 30, 2022, the estimated annual effective tax rate presented a distorted amount of expense in relation to the year-to-date results. As such, the Company has determined the tax benefit for the six months ended June 30, 2022 on an actual year-to-date basis instead of applying the estimated annual effective tax rate. The Company’s effective tax rate was approximately 45.5% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for the six months ended June 30, 2022 related to the movement in the valuation allowance against the Company’s net deferred tax assets.

The Company’s income tax benefit for the six months ended June 30, 2022 includes a discrete income tax benefit of $2.4 million related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the January 5, 2022 transaction.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. The January 5, 2022 transaction triggered an Internal Revenue Code (IRC) Section 382 ownership change, and therefore placed additional limitations on the Company’s pre-transaction net operating loss (NOL) and other tax attributes.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the six months ended June 30, 2022 and 2021, no adjustments were recognized for uncertain tax positions.

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the six months ended June 30, 2022 and the three and six months ended June 30, 2021, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands except per share data)
Net income (loss)	$122	$(207)	$(3,262)	$(369)

Basic weighted average common shares outstanding	24,924	4,676	24,324	4,305
Dilutive effect of potentially dilutive securities	341	-	-	-
Diluted weighted average common shares outstanding	25,265	4,676	24,324	4,305

Basic net income (loss) per share	$0.00	$(0.04)	$(0.13)	$(0.09)
Diluted net income (loss) per share	$0.00	$(0.04)	$(0.13)	$(0.09)

For the three and six months ended June 30, 2022 and 2021, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	30	31	30	31
Unvested shares of restricted stock	-	174	787	150
Warrants	-	50	-	50
Total	30	255	817	231

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

We measure the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our condensed consolidated balance sheet as of June 30, 2022 are presented below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Effect Of Netting	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$430	$-	$430	$(430)	$-
Non-current:
Commodity derivatives	$-	$644	$-	$644	$(644)	$-

Liabilities
Current:
Commodity derivatives	$-	$(6,755)	$-	$(6,755)	$430	$(6,325)
Non-current:
Commodity derivatives	$-	$(1,952)	$-	$(1,952)	$644	$(1,308)

Net derivative instruments	$-	$(7,633)	$-	$(7,633)	$-	$(7,633)

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

	June 30,	December 31,
	2022	2021
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.06213	$0.07874

Fair value of marketable equity securities	$150,417	$190,641

Nonrecurring Fair Value Measurements

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired, the date a well begins drilling, or the date the Company revises its ARO assumptions using a discounted cash flow method based on unobservable inputs including estimates of the costs to abandon and the timing of when the Company will ultimately abandon the asset. These estimates are based on engineering estimates and estimated reserve life and therefore are designated as Level 3 within the valuation hierarchy See Note 10- Asset Retirement Obligations.

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

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments. The carrying value of the amounts borrowed under the Credit Agreement approximate fair value because the interest on the Credit Agreement is at a floating rate.

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for interest	$(86)	$(3)

Investing activities:
Change in capital expenditure accruals	453	256
Change in accrual for acquisition costs	(546)	-
Common stock issued for acquisition of properties	64,694	-
Assumption of commodity derivative liability in acquisition of properties	3,152	-
Assumption of debt in acquisition of properties	3,347	-
Assumption of suspense accounts in acquisition of properties	1,276	-
Addition of operating lease liability and right of use asset	953	82
Asset retirement obligations	10,302	44
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	-	438
Issuance of stock for settlement of related party legal costs	-	406
Financing of insurance premiums with note payable	588	223

15. SUBSEQUENT EVENTS

Acquisition of East Texas Properties

On July 27, 2022, the Company closed on the acquisition of certain oil and natural gas producing properties from ETXENERGY, LLC totaling approximately 16,600 acres in Henderson and Anderson Counties, Texas for the initial purchase price of $11.9 million in cash (the “ETXENERGY Acquisition”). The Company financed the ETXENERGY Acquisition with $1.2 million of cash on hand and borrowings under its existing Credit Facility of $10.7 million. The asset acquired also include certain wells, pipelines, contracts technical data, records, personal property and hydrocarbons associated with the properties, including two pipeline gathering systems and related infrastructure. In addition, the Company assumed various liabilities including suspense accounts and asset retirement obligations. The Company is currently evaluating certain accounting and valuation considerations for the ETXENERGY Acquisition.

On July 26, 2022, the Company, in anticipation of the closing of the ETXENERGY Acquisition entered into a letter agreement with FirstBank Southwest, the administrative agent of its existing Credit Agreement, whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, the Company borrowed $10.7 million on the Credit Agreement. On August 4, 2022, the Company repaid $0.4 million on the Credit Agreement. The total amount outstanding on the Credit Agreement as of August 10, 2022 is $14.3 million.

On July 15, 2022, the Company’s Board of Directors approved a quarterly dividend of $0.0225 per share of common stock outstanding. The dividend will be paid on August 22, 2022, to stockholders of record as of the close of business on August 8, 2022.

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

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 3 of our Annual Report.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil day;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. A general overview of the Company and our operations.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2022 and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. - is a Delaware corporation, originally organized in Wyoming in 1966, and recently reincorporated to Delaware, as discussed below. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our business activities are currently focused in West Texas, South Texas, the Gulf Coast, the Rockies and mid-continent.

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

On August 3, 2022, the Company changed its state of incorporation from the State of Wyoming to the State of Delaware (the “Reincorporation”) by means of a Plan of Conversion, effective August 3, 2022 (the “Plan of Conversion”). The Reincorporation, including the Plan of Conversion, was submitted to a vote of, and approved by, the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022 (the “2022 Annual Meeting”), as set forth in the Company definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on April 29, 2022 (the “Definitive Proxy Statement”).

The Reincorporation was accomplished by filing: (i) an Application for Certificate of Transfer with the Secretary of State of the State of Wyoming (the “Wyoming Certificate of Transfer”); (ii) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”); and (iii) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Delaware Certificate of Incorporation”). In connection with the Reincorporation, the Company’s Board of Directors adopted new amended and restated bylaws in the form attached to the Plan of Conversion, which are as were set forth in the Definitive Proxy Statement (the “Delaware Bylaws”).

Upon the effectiveness of the Reincorporation on August 3, 2022:

●	The Company’s affairs ceased to be governed by the Wyoming Business Corporation Act and the Company’s Wyoming articles of incorporation and bylaws, in each case as in effect immediately prior to the Reincorporation, and the Company’s affairs became governed by the Delaware General Corporation Law, the Delaware Certificate of Incorporation, and the Delaware Bylaws;

●	The resulting Delaware corporation (“U.S. Energy-Delaware”) (i) is deemed to be the same entity as the Company as incorporated in Wyoming (“U.S. Energy-Wyoming”) for all purposes under Wyoming and Delaware law, (ii) continues to have all of the rights, privileges, and powers of U.S. Energy-Wyoming, (iii) continues to possess all of the properties of U.S. Energy-Wyoming, and (iv) continues to have all of the debts, liabilities, and duties of U.S. Energy-Wyoming;

●	Each (i) issued and outstanding share of common stock. $0.01 par value per share, of U.S. Energy-Wyoming automatically became an issued and outstanding share of common stock, par value $0.01 per share, of U.S. Energy-Delaware, (ii) option exercisable for common stock of U.S. Energy-Wyoming automatically became an equivalent option exercisable for shares of common stock of U.S. Energy-Delaware, (iii) warrant or other right to acquire shares of common stock U.S. Energy-Wyoming automatically became an equivalent warrant or other right to acquire shares of common stock of U.S. Energy-Delaware, and (iv) outstanding certificate representing shares of U.S. Energy-Wyoming common stock shall be deemed an equivalent certificate representing shares of U.S. Energy-Delaware common stock;

●	All employee benefit, stock option plans and incentive plans of U.S. Energy-Wyoming continue to be employee benefit, stock option plans and incentive plans of U.S. Energy-Delaware; and

●	Each director and officer of U.S. Energy-Wyoming continues to hold his or her respective office with U.S. Energy-Delaware.

Certain rights of the Company’s stockholders changed as a result of the Reincorporation, and such changes are described in greater detail in the Definitive Proxy Statement under the section entitled “Proposal 6: Approval of the Reincorporation of U.S. Energy Corp. From a Wyoming Corporation to a Delaware Corporation”.

The Reincorporation did not affect the trading of the Company’s shares of common stock on the Nasdaq Capital Market in any respect. The Company believes that the Reincorporation did not affect any of the Company’s material contracts with any third parties, and that the Company’s rights and obligations under such material contractual arrangements will continue to be rights and obligations of the Company after the Reincorporation. The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company.

Recent Developments

Acquisition of Properties

On July 27, 2022, we closed on the acquisition of certain oil and natural gas producing properties from ETXENERGY, LLC totaling approximately 16,600 acres in Henderson and Anderson Counties, Texas for the initial purchase price of $11.9 million in cash (the “ETXENERGY Acquisition”). The Company financed the ETXENERGY Acquisition with $1.2 million of cash on hand and borrowings under its existing Credit Facility of $10.7 million. The asset acquired also include certain wells, pipelines, contracts technical data, records, personal property and hydrocarbons associated with the properties, including two pipeline gathering systems and related infrastructure.

On July 26, 2022, in anticipation of the closing of the ETXENERGY Acquisition we entered into a letter agreement with FirstBank Southwest, the administrative agent of our existing Credit Agreement, whereby we increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, we borrowed $10.7 million on the Credit Agreement. On August 4, 2022 we repaid $0.4 million on the Credit Agreement. The total amount outstanding on the Credit Agreement as of August 10, 2022, is $14.7 million.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, we recorded net income of $122 thousand, which was due to operating income of $2.7 million, primarily as a result of the assets acquired in January 2022. Partially offsetting our operating income, were losses on our commodity derivative contracts during the period of $2.1 million. For the three months ended June 30, 2021, we recorded a net loss of $207 thousand. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$11,334	$1,507	$9,827	652%
Natural gas and liquids	2,146	149	1,997	1,340%

Total	$13,480	$1,656	$11,824	714%

Production quantities:
Oil (Bbls)	107,845	24,077	83,768	348%
Natural gas and liquids (Mcfe)	326,308	47,979	278,329	580%
BOE	162,230	32,073	130,157	406%

Average sales prices:
Oil (Bbls)	$105.09	$62.59	$42.50	68%
Natural gas and liquids (Mcfe)	6.58	3.10	3.48	112%
BOE	$83.09	$51.62	$31.47	61%

The increase in our oil and gas revenue of $11.8 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was due primarily to an increase in oil production of 348% and an increase in the realized price received for our oil production of 68%. The increase in oil production is primarily related to production for the properties acquired in January 2022. The increase in crude oil prices is primarily due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Additionally, prices increased from 2021 due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 and continued into 2021, which were put in place to reduce the spread of COVID-19.

For the three months ended June 30, 2022, we produced 162,230 BOE, or an average of 1,783 BOE per day, as compared to 32,073 BOE or 352 BOE per day during the comparable period in 2021; however, the production mix shifted to become slightly less oil weighted in 2022, due to the acquisition in January 2022 of operated properties with relatively more natural gas production. During the three months ended June 30, 2022, our BOE production mix was 66% oil and 34% natural gas and liquids compared to 75% oil and 25% natural gas and liquids in the comparable period of 2021.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Lease operating expense	$4,646	477	4,169	874%
Production taxes	$913	$131	$782	597%

Total	$5,559	$608	$4,951	814%

For the three months ended June 30, 2022, lease operating expenses were $4.6 million or $28.63 per BOE, an increase of $4.2 million when compared to the $477 thousand or $14.87 per BOE for the three months ended June 30, 2021. The increase in lease operating expense was due to increased activity as the result of the properties acquired in January 2022. For the three months ended June 30, 2022, production taxes were $913 thousand, an increase of $782 thousand, or 597%, compared to the comparable period of 2021. This increase was primarily attributable to the increase in oil revenues of 652% related to the increases in production from properties acquired in January 2022 and the increase in pricing as discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended June 30, 2022, was $15.84 per BOE, compared to $4.55 per BOE for the three months ended June 30, 2021. The increase in the DD&A rate was related to the acquisition of properties in January 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$1,189	$294	$895	304%
Stock-based compensation	609	116	493	425%
Professional fees, insurance and other	844	402	442	110%

Total	$2,642	$812	$1,830	225%

General and administrative expenses increased by $1.8 million during the three-month period ended June 30, 2022, as compared to the prior year period. The increase was primarily attributable to an increase of $0.9 million related compensation and benefits including director fees. Compensation and benefits expense increased due to the addition of 36 employees as of June 30, 2022, compared to June 30, 2021. Stock-based compensation increased $0.5 million due to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were mainly in connection with new directors and officers appointed in connection with the January 2022 acquisition. Professional fees, Insurance and other expenses increased $0.4 million, primarily due to increased consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 2022 and 2021:

	Three months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Commodity derivative loss, net	$(2,132)	$(317)	$(1,815)	-573%
Marketable equity securities (loss) gain	(121)	23	(144)	-626%
Other (expense) income, net	(5)	3	(8)	-267%
Interest expense, net	(60)	(6)	(54)	-900%

Total non-operating expense	$(2,318)	$(297)	$(2,021)	-680%

Commodity derivative loss, net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended June 30, 2022, we recognized losses on commodity derivative contracts of $2.1 million for contracts that we assumed in the January 2022 acquisition, as well as contracts we added during the period. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the three months ended June 30, 2022, we recognized an unrealized loss on marketable equity securities of $121 thousand as compared to a gain of $23 thousand for the comparable period of 2021.

Interest, net, represents the interest related to our Credit Facility with Firstbank Southwest. We had $4.0 million borrowed on the Credit Facility at June 30, 2022. In addition, during the three months ended June 30, 2022, we incurred interest on our note payable for the financing of insurance premiums. The balance payable on our insurance premium finance note is $0.4 million at June 30, 2022. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, we recorded a net loss of $3.3 million, which was primarily due to losses on our commodity derivative contracts of $9.0 million during the period. Operating income of $3.4 million primarily from the properties acquired in January 2022, partially offset the losses on commodity derivative contracts. For the six months ended June 30, 2021, we recorded a net loss of $369 thousand. In the following sections we discuss our revenue, operating expenses and non-operating income for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$19,167	$2,639	$9,827	652%
Natural gas and liquids	3,185	228	1,997	1,340%

Total	$22,352	$2,867	$11,824	714%

Production quantities:
Oil (Bbls)	198,666	45,949	152,717	332%
Natural gas and liquids (Mcfe)	505,651	72,173	433,478	601%
BOE	282,942	57,978	224,964	388%

Average sales prices:
Oil (Bbls)	$96.48	$57.43	$39.05	68%
Natural gas and liquids (Mcfe)	$6.30	$3.16	$6.46	204%
BOE	$79.00	$49.44	$30.56	62%

The increase in our oil and gas revenue of $11.8 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was due primarily to an increase in oil production of 348% and an increase in the realized price received for our oil production of 68%. The increase in oil production is primarily related to production for the properties acquired in January 2022. The increase in crude oil prices is primarily due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Additionally, prices increased from 2021 due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 and continued into 2021, which were put in place to reduce the spread of COVID-19.

For the six months ended June 30, 2022, we produced 282,942 BOE, or an average of 1,563 BOE per day, as compared to 57,978 BOE or 320 BOE per day, during the comparable period in 2021; however, the production mix shifted to become slightly less oil weighted in 2022, due to the acquisition in January 2022 of operated properties with relatively more natural gas production. During the six months ended June 30, 2022, our BOE production mix was 70% oil and 30% natural gas and liquids compared to 79% oil and 21% natural gas and liquids in the comparable period of 2021.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Lease operating expense	$7,382	$1,045	$6,337	606%
Production taxes	$1,485	$210	$1,275	607%

Total	$8,867	$1,255	$7,612	607%

For the six months ended June 30, 2022, lease operating expenses were $7.4 million or $26.09 per BOE, an increase of $6.3 million when compared to the $1.0 million or $18.02 per BOE for the six months ended June 30, 2021. The increase in lease operating expense was due to increased activity as the result of the properties acquired in January 2022. For the six months ended June 30, 2022, production taxes were $1.5 million, an increase of $1.3 million, or 607%, compared to the comparable period of 2021. This increase was primarily attributable to the increase in oil revenues of 652% related to the increases in production from properties acquired in January 2022 and the increase in pricing as discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the six months ended June 30, 2022, was $15.75 per BOE, compared to $4.55 per BOE for the six months ended June 30, 2021. The increase in the DD&A rate was related to the acquisition of properties in January 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$1,818	$554	$1,264	228%
Stock-based compensation	2,109	195	1,914	982%
Professional fees, insurance and other	1,661	798	863	108%

Total	$5,588	$1,547	$4,041	261%

General and administrative expenses increased by $4.0 million during the six-month period ended June 30, 2022, as compared to the prior year period. The increase was primarily attributable to an increase of $1.9 million in stock-based compensation due to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were in connection with new directors and officers appointed in connection with the January 2022 acquisition. Compensation and benefits including director fees increased $1.3 million due to the addition of 36 employees as of June 30, 2022, when compared to June 2021. Professional fees, insurance and other expenses increased $0.9 million, primarily due to increased consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 2022 and 2021:

	Six months ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Commodity derivative loss, net	$(8,969)	$(210)	$(8,759)	(4171)%
Marketable equity securities (loss) gain	(40)	73	(113)	(155)%
Other (expense) income, net	(6)	25	(32)	(128)%
Interest expense, net	(108)	(58)	(50)	(86)%

Total non-operating expense	$(9,123)	$(170)	$(8,954)	(5,267)%

Commodity derivative loss, net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the six months ended June 30, 2022, we recognized losses on commodity derivative contracts of $9.0 million for contracts that we assumed in the acquisition, as wells as, contracts we added during the period. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the six months ended June 30, 2022, we recognized an unrealized loss on marketable equity securities of $40 thousand as compared to a gain of $73 thousand for the comparable period of 2021.

Interest, net, represents the interest related to our Credit Facility with Firstbank Southwest. We had $4.0 million borrowed on the credit facility at June 30, 2022. In addition, during the six months ended June 30, 2022, we incurred interest on our note payable for the financing of insurance premiums. The balance payable on our insurance premium finance note is $0.4 million at June 30, 2022. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Sources of Cash

For the six months ended June 30, 2022, we funded our capital expenditures primarily with cash flows from operating activities. During the period we borrowed $0.5 million on our Credit Facility, which as of June 30, 2022 had a balance borrowed of $4.0 million. On July 26, 2022, we entered into a letter agreement with Firstbank Southwest, the administrative agent of our Credit Agreement, whereby we increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, we borrowed $10.7 million under the Credit Agreement. On August 4, 2022, we repaid $0.4 million on the Credit Agreement. The total amount outstanding on the Credit Agreement as of August 10, 2022 is $14.3 million.

In April 2022 we sold the Wildhorse waterflood unit in Osage County, Oklahoma. Net proceeds from the sale were $1.2 million.

We expect that cash flows from operating activities will be sufficient to fund our planned capital expenditures for the next 12 months. However, we may also use borrowings under our Credit Facility or raise funds through new equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity, the percentage ownership of our current stockholders could be diluted. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

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

Credit Agreement

On January 5, 2022, we entered into a five-year credit agreement with Firstbank Southwest as administrative agent, which provides for a revolving line of credit which had an initial borrowing base of $15 million, and a maximum credit amount of $100 million (the “Credit Agreement”). On July 26, 2022, in anticipation of closing the ETXENERGY Acquisition our borrowing base was increased from $15 million to $20 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial and non-financial covenants as of June 30, 2022, and through the filing of this report. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

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

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. Since the acquisition of the Acquired Assets through June 30, 2022, we have borrowed $1.0 million and repaid $0.5 million on the Credit Agreement. On July 26, 2022 we borrowed an additional $10.7 million, which was used for the ETXENERGY Acquisition and on August 4, 2022, repaid $0.4 million. The amount outstanding on the Credit Agreement as of August 10, 2022, was $14.3 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties and for the payment of operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations, including interest and payment of dividends. Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2022, we spent approximately $6.5 million on capital expenditures and acquisitions.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas, prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. Our 2022 capital program is expected to be approximately $20 million of which we have spent approximately $17 million through August 10, 2022. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,662	$(591)	$4,253
Investing activities	(5,170)	(877)	(4,293)
Financing activities	(447)	5,196	(5,643)

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2022 was $3.7 million as compared to cash used in operating activities of $0.6 million for the comparable period in 2021. The increase in cash provided by operating activities is mainly attributable to cash receipts for revenues, which were partially offset by settlements of commodity derivative contracts and increases in payments for operating and general and administrative expenses.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2022, was $5.2 million as compared to $0.9 million for the comparable period in 2021. The primary use of cash in our investing activities for the six months ended June 30, 2022, was the capital expenditures related to returning idle wells to production on assets acquired during the period and acquisitions of oil and gas producing properties.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2022, was $0.4 million as compared to cash provided by financing activities of $5.2 million for the comparable period in 2021. The cash used in financing activities during the six months ended June 30, 2022, was primarily attributable to a cash dividend of $0.6 million paid to common stockholders, cash paid to settle taxes on share-based compensation of $0.3 million and payments on our insurance premium finance note payable of $0.2 million, which were partially offset by net borrowings under our Credit Agreement of $0.5 million and cash proceeds of $0.2 million received from the exercise of warrants. Cash provided by financing activities during the six months ended June 30, 2021, represents cash received from the sale of 1.1 million shares of common stock of $5.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

As of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made in part on material weaknesses in our internal control over financial reporting as of December 31, 2021, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2021 and is in the process of remediating such material weaknesses as of June 30, 2022:

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

Changes in Internal Control over Financial Reporting.

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, except that beginning in January 2022 and continuing through August 10, 2022, we have added four additional experienced accounting personnel, including a controller and an assistant controller and have implemented a new accounting system. We have also engaged a third-party consulting firm that specializes in risk assessment, documentation of policies and procedures and testing of controls to assist in the design, implementation and testing of our internal controls, which may help remediate the material weakness related to inadequate segregation of duties as discussed above.

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

The following risk factors supplement the risk factors included in the Annual Report.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first and second quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first and second quarters of 2022 have seen significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of our 2021 Annual Report on Form 10-K.

The Company’s operations could be disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment, any of which could have a material adverse effect on the Company’s results of operations or financial condition.

Increasing attention to environmental, social, and governance (ESG) matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address ESG matters, and potential customer use of substitutes to our products may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in demand shifts for our hydrocarbon products and additional governmental investigations and private litigation, or threats thereof, against the Company.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

A sale of a substantial number of registered shares of common could cause the price of our common stock to decline and make it harder for us to sell equity in the future.

We have registered the resale of 19,905,736 shares of common stock pursuant to a Form S-3 Registration Statement, which shares of common stock represent approximately 77.5% of our outstanding shares of common stock. Such shares of common stock may be resold in the public market immediately without restriction. The registered shares represent a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, could significantly depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate.

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

Our Certificate of Incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Certificate of Incorporation provides for indemnification as follows: “To the fullest extent permitted by applicable law, as the same exists or may hereafter be amended, the [Company] shall indemnify and hold harmless each person who is or was made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (a “proceeding”) by reason of the fact that he or she is or was a director or officer of the [Company] or, while a director or officer of the [Company], is or was serving at the request of the [Company] as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, other enterprise or nonprofit entity, including service with respect to an employee benefit plan (an “indemnitee”), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent, or in any other capacity while serving as a director, officer, employee or agent, against all liability and loss suffered and expenses (including, without limitation, attorneys’ fees, judgments, fines, ERISA excise taxes and penalties and amounts paid in settlement) reasonably incurred by such indemnitee in connection with such proceeding. The [Company] shall to the fullest extent not prohibited by applicable law pay the expenses (including attorneys’ fees) incurred by an indemnitee in defending or otherwise participating in any proceeding in advance of its final disposition; provided, however, that, to the extent required by applicable law, such payment of expenses in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking, by or on behalf of the indemnitee, to repay all amounts so advanced if it shall ultimately be determined that the indemnitee is not entitled to be indemnified under [the Certificate of Incorporation] or otherwise.”

Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Our Certificate of Incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders, including as a result of a breach of their fiduciary duties, except to the extent such exception from liability is not permitted under Delaware General Corporation Law. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors, as well as pursuant to indemnification agreements. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Anti-takeover provisions may impede the acquisition of the Company.

Certain provisions of the Delaware General Corporation Law (DGCL) have anti-takeover effects and may inhibit a non-negotiated merger or other business combination, notwithstanding the fact that our Certificate of Incorporation provides that we are not subject to Section 203 of the DGCL, which relates to certain restrictions on business combinations with interested stockholders. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. In addition, we can also authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock.

Anti-takeover provisions in our Certificate of Incorporation and our Amended and Restated Bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Certificate of Incorporation and Amended and Restated Bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

●	a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;

●	the removal of directors only for cause;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

●	limiting the liability of, and providing indemnification to, our directors and officers.

Any provision of our Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our Certificate of Incorporation contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

Our Certificate of Incorporation provides that unless the corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine.

The choice of forum provision in our Certificate of Incorporation does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain claims under the Securities Act.

Notwithstanding the above, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that unless the Company consents, the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, there is uncertainty as to whether a court would enforce such a provision. While the Delaware courts have determined that choice of forum provisions of the type included in our Certificate of Incorporation are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in our exclusive forum provision. In such instance, to the extent applicable, we would expect to vigorously assert the validity and enforceability of our exclusive forum provision. This may require additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of the Company’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with the Company or the Company’s directors or officers, which may discourage such lawsuits against the Company and the Company’s directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2022, and from the period from July 1, 2022, to the filing date of this Report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Conversion, filed with the Secretary of State of Delaware and effective August 3, 2022	8-K	000-06814	3.1	8/4/2022
3.2	Certificate of Incorporation of U.S. Energy Corp, Delaware, filed with the Secretary of State of Delaware and effective, August 3, 2022	8-K	000-06814	3.2	8/4/2022
3.3	Amended and Restated Bylaws of U.S. Energy Corp, Delaware, effective August 3, 2022	8-K	000-06814	3.3	8/4/2022
3.4	Wyoming Certificate of Transfer, effective August 3, 2022	8-K	000-06814	3.4	8/4/2022
10.1†	May 5, 2022 Employment Agreement between U.S. Energy Corp. and Ryan L. Smith	8-K	000-06814	10.1	5/5/2022
10.2†	U.S. Energy Corp. 2022 Equity Incentive Plan	8-K	000-06814	10.1	6/21/2022
10.3#	Purchase and Sale Agreement dated June 29, 2020, by and among U.S. Energy Corp, as Buyer, and ETXENERGY, LLC, as Seller.	8-K	000-06814	10.1	6/30/2022
10.4	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
99.1	Plan of Conversion of U.S. Energy Corp. (a Wyoming corporation) to U.S. Energy Corp. (a Delaware corporation), dated July 27, 2022 and effective August 3, 2022	8-K	000-06814	99.1	8/4/2022
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

# Certain schedules, exhibits, annexes, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: August 11, 2022	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

