Form 10-Q
period 2022-09-30
US ENERGY CORP
filed 2022-11-10
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

(346) 509-8734

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

The registrant had 25,023,812 shares of its common stock, par value $0.01 per share, outstanding as of November 8, 2022.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and equivalents	$3,093	$4,422
Oil and natural gas sales receivable	4,520	933
Marketable equity securities	106	191
Prepaid and other current assets	378	179
Real estate assets held for sale, net of selling costs	175	250

Total current assets	8,272	5,975

Oil and natural gas properties under full cost method:
Unevaluated properties	1,584	1,588
Evaluated properties	201,572	95,088
Less accumulated depreciation, depletion, amortization and impairment	(94,376)	(88,195)

Net oil and natural gas properties	108,780	8,481

Pending acquisition	-	2,767
Property and equipment, net	634	188
Right-of-use asset	933	120
Other assets	375	132

Total assets	$118,994	$17,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$8,196	$1,447
Accrued compensation and benefits	683	1,162
Commodity derivative liability-current	1,991	-
Asset retirement obligations-current	1,965	-
Premium finance note	216	-
Warrant liability	-	19
Current lease obligation	182	114

Total current liabilities	13,233	2,742

Credit facility	12,500	-
Commodity derivative liability-noncurrent	6	-
Asset retirement obligations-noncurrent	12,091	1,461
Lease obligation-noncurrent	837	19
Other noncurrent liabilities	6	6

Total liabilities	38,673	4,228

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 25,023,812 and 4,676,301 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	250	47
Additional paid-in capital	216,267	149,276
Accumulated deficit	(136,196)	(135,888)

Total shareholders’ equity	80,321	13,435

Total liabilities and shareholders’ equity	$118,994	$17,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue:
Oil	$8,979	$1,593	$28,146	$4,232
Natural gas and liquids	2,820	191	6,005	419
Gathering fee	27	-	27	-
Total revenue	11,826	1,784	34,178	4,651

Operating expenses:
Lease operating expenses	5,350	586	12,732	1,631
Production taxes	817	133	2,302	343
Depreciation, depletion, accretion and amortization	2,528	151	6,985	415
General and administrative expenses	2,708	686	8,296	2,233
Total operating expenses	11,403	1,556	30,315	4,622

Operating income	423	228	3,863	29

Other non-operating income (expense):
Commodity derivative gain (loss)	4,025	(25)	(4,944)	(235)
Marketable equity securities (loss) gain	(45)	(6)	(85)	67
Impairment on real estate held for sale	(75)	(141)	(75)	(141)
Other (expense) income, net	(2)	24	(8)	49
Interest, net	(187)	1	(295)	(57)
Total other non-operating income (expense)	3,716	(147)	(5,407)	(317)

Net income (loss) before income taxes	$4,139	$81	$(1,544)	$(288)
Income tax (expense) benefit	(29)		2,392
Net income (loss)	$4,110	$81	$848	$(288)
Basic weighted shares outstanding	24,390,193	4,676,301	24,548,385	4,429,870
Diluted weighted shares outstanding	24,682,476	4,721,301	24,891,148	4,429,870
Basic earnings (loss) per share	$0.16	$0.02	$0.03	$(0.07)
Diluted earnings (loss) per share	$0.16	$0.02	$0.03	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of offering costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	79	-	79
Net loss	-	-	-	(162)	(162)
Balances, March 31, 2021	4,676,301	$47	$148,806	$(134,280)	$14,573
Stock-based compensation	-	-	116	-	116
Net income	-	-	-	(207)	(207)
Balances, June 30, 2021	4,676,301	47	148,922	(134,487)	$14,482
Stock-based compensation	-	-	115	-	115
Net loss	-	-	-	81	81
Balances, September 30, 2021	4,676,301	$47	$149,037	$(134,406)	$14,678

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495		64,694
Stock-based compensation	-	-	1,500		1,500
Shares issued upon vesting of restricted stock awards	373,500	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Net loss	-	-	-	(3,384)	(3,384)
Balances, March 31, 2022	24,923,812	$249	$215,174	$(139,272)	$76,151
Cash dividends, $0.02 per share				(578)	(578)
Stock-based compensation			609		609
Net income	-	-	-	122	122
Balances, June 30, 2022	24,923,812	$249	$215,783	(139,728)	76,304
Cash dividends, $0.02 per share				(578)	(578)
Shares issued upon vesting of restricted stock awards	100,000	1	(1)	-	-
Stock-based compensation	-	-	485	-	485
Net income	-	-	-	4,110	4,110
Balances, September 30, 2022	25,023,812	250	216,267	(136,196)	80,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in thousands)

	2022	2021

Cash flows from operating activities:
Net income (loss)	$848	$(288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	6,985	415
Deferred income taxes	(2,460)	-
Unrealized (gain) loss on commodity derivatives	(1,155)	116
Loss (gain) on marketable equity securities	85	(67)
Impairment and loss on real estate held for sale	75	141
Amortization of debt issuance costs	32	-
Loss on warrant revaluation	-	(2)
Loss on related party debt conversion and settlement of legal costs	-	76
Stock-based compensation	2,594	310
Right of use asset amortization	140	66
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(3,587)	(570)
Other assets	320	130
Accounts payable and accrued liabilities	5,456	(215)
Accrued compensation and benefits	(479)	(43)
Payments on operating lease liability	(68)	(66)
Payments for asset retirement obligations	(289)	(22)
Net cash provided by (used in) operating activities	8,497	(19)

Cash flows from investing activities:
Acquisition of proved properties	(12,610)	-
Oil and natural gas capital expenditures	(5,369)	(1,399)
Property and equipment expenditures	(379)	(93)
Proceeds from sale of oil and gas properties	1,250	30
Proceeds from sale of real estate	-	440
Payment received on note receivable	-	20
Net cash used in investing activities	(17,108)	(1,002)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	5,283
Borrowings on credit facility	15,200
Repayment of debt	(6,047)
Payment of fees for credit facility	(207)
Repayments of insurance premium finance note payable	(396)	(122)
Exercise of warrant	195
Shares withheld to settle tax withholding obligations for restricted stock awards	(307)	(39)
Dividend paid	(1,156)
Net cash provided by financing activities	7,282	5,122

Net (decrease) increase in cash and equivalents	(1,329)	4,101
Cash and equivalents, beginning of period	4,422	2,854
Cash and equivalents, end of period	$3,093	$6,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Please see Note-14- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon Resources”), referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966, and recently reincorporated to Delaware, as discussed below. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States. Effective on August 3, 2022, the Company changed its state of incorporation from the State of Wyoming to the State of Delaware (the “Reincorporation”) by means of a Plan of Conversion, effective August 3, 2022 (the “Plan of Conversion”). The Reincorporation, including the Plan of Conversion, was submitted to a vote of, and approved by, the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022. The Reincorporation was accomplished by filing: (i) an Application for Certificate of Transfer with the Secretary of State of the State of Wyoming (the “Wyoming Certificate of Transfer”); (ii) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”); and (iii) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Delaware Certificate of Incorporation”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022. Our financial condition as of September 30, 2022, and operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of oil and gas properties acquired, oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; future prices of commodities used in the valuation of commodity derivative contracts; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Industry Segment and Geographic Information

The Company operates in the exploration and production segment of the oil and gas industry, onshore in the United States. The Company reports as a single industry segment.

Principles of Consolidation

The accompanying financial statements include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One and New Horizon Resources. All inter-company balances and transactions have been eliminated in consolidation.

2. ACQUISITIONS

On July 27, 2022, the Company closed a purchase and sale agreement for the acquisition of properties from ETXENERGY, LLC (“ETXENERGY”). The properties are located in Henderson and Anderson Counties, Texas (the “East Texas Assets”). The properties consist of approximately 16,600 net acres, all of which is held by production and certain wells and gathering systems. The initial purchase price for the East Texas Assets was $11.9 million in cash. The effective date of the acquisition of the East Texas Assets was June 1, 2022. The Company accounted for the acquisition as an asset acquisition.

Amount
(in thousands)
Amounts incurred:
Cash	$11,875
Purchase price adjustments	(1,041)
Transaction costs	57
Total consideration paid	10,891

Suspense accounts assumed	343
Asset retirement obligations assumed	1,689
Total liabilities assumed	2,032

Total consideration paid and liabilities assumed	$12,923

Allocation to acquired assets:
Proved oil and gas properties	$12,923

On January 5, 2022 (the “Closing Date”), the Company closed the acquisitions (the “Acquisition”) contemplated by three separate Purchase and Sale Agreements (the “Purchase Agreements” and the “Closing”), entered into by the Company on October 4, 2021, with each of (a) Lubbock Energy Partners LLC (“Lubbock”); (b) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (c) Synergy Offshore LLC (“Synergy”, and collectively with Lubbock and Banner, (the “Sellers”). Pursuant to the Purchase Agreements, the Company acquired certain oil and gas properties from the Sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets (collectively with the oil and gas properties acquired, the “Acquired Assets”).

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

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the three and nine months ended September 30, 2022 and 2021, as the gross amounts were known.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas, Gulf Coast and Mid- Continent regions for the three and nine months ended September 30, 2022 and 2021, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue: (1)
Rockies
Oil	$3,407	$752	$11,385	$2,066
Natural gas and liquids	343	101	879	249
Total	$3,750	$853	$12,264	$2,315

South Texas
Oil	$1,670	$230	$5,482	$633
Natural gas and liquids	275	19	668	47
Total	$1,945	$249	$6,150	$680

West Texas
Oil	$1,370	$271	$4,202	$672
Natural gas and liquids	35	71	208	141
Total	$1,405	$342	$4,410	$813

Gulf Coast
Oil	$878	$312	$2,838	$838
Natural gas and liquids	144	-	258	-
Total	$1,022	$312	$3,096	$838

Mid-Continent
Oil	$1,654	$28	$4,239	$22
Natural gas and liquids	2,023	-	3,992	(17)
Gathering fee	27	-	27	-
Total	$3,704	$28	$8,258	$5

Combined Total	$11,826	$1,784	$34,178	$4,651

(1)	Negative amounts represent adjustments for the nine months ended September 30, 2021, of estimated accruals to actual revenues received from non-operated properties in Oklahoma.

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

	Nine Months Ended September 30,
Purchaser	2022	2021
Purchaser A	24%	27%
Purchaser B	21%	-
Purchaser C	6%	35%

4. LEASES

During the nine months ended September 30, 2022, the Company acquired right-of-use assets and operating lease liabilities of $953 thousand associated with entering into a 67-month non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Right of use asset balance
Operating lease	$933	$120
Lease liability balance
Short-term operating lease	$182	$114
Long-term operating lease	837	19
	$1,019	$133

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for office space in Golden, Colorado and our Houston, Texas office lease, prior to February 2021. In May 2022, the Company entered into a new 67-month lease for additional office space in Houston, Texas. The Company subleases its former Denver, Colorado office and recognizes sublease income as a reduction of rent expense. Following are the amounts recognized as components of rental expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$77	$31	$177	$95
Short-term lease cost	2	2	6	7
Sublease income	(21)	(16)	(54)	(48)
Total lease costs	$58	$17	$129	$54

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of September 30,
	2022	2021
	(in thousands)
Weighted average lease term (years)	5.0	1.4
Weighted average discount rate	4.47%	9.26%

The future minimum lease commitments as of September 30, 2022 are presented in the table below in thousands. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

Amount
Remainder of 2022	$47
2023	225
2024	213
2025	218
2026	224
2027	210
Total lease payments	1,137
Less: imputed interest	(118)
Total lease liability	$1,019

In August 2021, the Company sold its 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The Company recognized a loss on the rental property for the three months ended September 30, 2021 of $15 thousand and rental income, net of rental operating expenses of $8 thousand for the nine months ended September 30, 2021 related to the office building.

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the nine months ended September 30, 2022, the Company divested of the Wildhorse Waterflood Unit in Osage County, Oklahoma, which was part of the Acquired Assets acquired on January 5, 2022. Net proceeds from sale of the waterflood unit were $1.2 million. During the nine months ended September 30, 2021, the Company sold approximately 12 acres of undeveloped acreage in Midland County, Texas for approximately $30 thousand.

Ceiling Test and Impairment

The Company did not record a ceiling test write-down of its oil and natural gas properties during the nine months ended September 30, 2022 or 2021. The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2022, the Company used $91.71 per barrel for oil and $6.13 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

6. DEBT

On January 5, 2022, the Company entered into a five-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provides for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. On July 26, 2022, the Company, in anticipation of the closing of the ETXENERGY East Texas acquisition entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, the Company borrowed $10.7 million under the Credit Agreement. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to (a) the greatest of (i) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). The weighted average interest rate on the Credit Agreement for the three and nine months ended September 30, 2022, was 6.25% and 5.71% per annum, respectively. The Company recognized interest expense inclusive of amortization of debt issuance costs on the Credit Agreement for the three and nine months ended September 30, 2022 of $182 thousand and $292 thousand, respectively.

The Credit Agreement contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) a restriction on the payment of cash dividends (subject to certain limited rights to declare and pay dividends as long as no event of default has occurred and certain financial ratios are met); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of September 30, 2022, the Company was in compliance with all covenants related to the Credit Agreement.

A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. The amount outstanding on the Credit Agreement as of September 30, 2022, was $12.5 million.

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

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the Closing of the Banner Purchase Agreement, pursuant to which the Company was required to assume and novate certain hedges of Banner which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional NYMEX WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. As of September 30, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below:

	Collars			Fixed Price Swaps
	Quantity			Quantity
Commodity/ Index/	Crude Oil-(Bbls)(1) Natural	Weighted Average Prices		Crude Oil- (Bbls) Natural	Weighted Average
Maturity Period	Gas-(Mmbtu)(2)	Floors	Ceilings	Gas-(Mmbtu)	Price

NYMEX WTI
Crude Oil 2022 Contracts:
Fourth quarter 2022	71,800	$59.86	$80.34	9,000	$49.99
Total Remaining 2022	71,800	$59.86	$80.44	9,000	$49.99

Crude Oil 2023 Contracts:
First quarter 2023	66,200	$57.73	$76.00	6,000	$59.20
Second quarter 2023	53,500	$60.00	$81.04	6,000	$59.20
Third quarter 2023	52,600	$60.00	$81.04	-	$-
Fourth quarter 2023	51,200	$60.00	$81.04	-	$-
Total 2023	223,500	$59.33	$79.55	12,000	$59.20

NYMEX Henry Hub
Natural Gas 2022 Contracts:
Fourth quarter 2022	-	$-	$-	60,000	$2.96
Total remaining 2022	-	$-	$-	60,000	$2.96

Natural Gas 2023 Contracts:
First quarter 2023	-	$-	$-	60,000	$2.96

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
(2)	“Mmbtu” means 1 million BTUs (British Thermal Units).

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	September 30, 2022	December 31, 2021
	(in thousands)
Derivative liabilities:
Current liabilities	$1,991	$-
Non-current liabilities	6	-
Total derivative liabilities	$1,997	$-

As of September 30, 2022, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions that settle on the same date with the same counterparty.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Derivative settlement losses:
Oil contracts	$(1,291)	$(80)	$(5,428)	$(119)
Gas contracts	(321)	-	(671)	-
Total derivative settlement losses	$(1,612)	$(80)	$(6,099)	$(119)

Total net derivative loss:
Oil contracts	$4,338	(25)	$(4,026)	(235)
Gas contracts	(313)	-	(918)	-
Total net derivative loss	$4,025	(25)	$(4,944)	$(235)

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

For the three and nine months ended September 30, 2022 and 2021, there was no compensation expense related to stock options. As of December 31, 2019, all stock options had vested. No stock options were granted or exercised during the nine months ended September 30, 2022 or 2021. Stock options to purchase 2,913 shares and 393 shares expired during the nine months ended September 30, 2022 and September 30, 2021, respectively. Presented below is information about stock options outstanding and exercisable as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	28,122	$54.03	31,035	$62.79

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2022. All shares and prices per share have been adjusted for a one share-for-ten shares reverse stock split that took effect on January 6, 2020:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
Number of	Price Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	5.0	16,500	$10.00
10,622	90.00	124.80	106.20	1.6	10,622	106.20
1,000	226.20	226.20	226.20	2.0	1,000	226.20

28,122	$7.20	$226.20	$54.03	3.6	28,122	$54.03

Restricted Stock

From time to time the Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company. The restricted stock awards are time-based awards and are amortized ratably over the requisite service period. Restricted stock vests ratably on each anniversary following the grant date provided the grantee is employed on the vesting date. Restricted stock granted to employees, when vested are net settled through the issuance of shares, net of the number of shares required to pay withholding taxes.

The following table presents the changes in non-vested time-based restricted stock awards to all employees and directors for the nine months ended September 30, 2022:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock as of December 31, 2021	174,000	$4.75
Granted	986,500	$3.70
Vested	(473,500)	$3.95
Non-vested as of September 30, 2022	687,000	$3.79

The following table presents the stock compensation expense related to restricted stock grants for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Stock compensation expense	$485	$115	$2,594	$310

Total compensation cost related to non-vested time-based awards and not yet recognized in the Company’s condensed consolidated statements of operations as of September 30, 2022, was $1.3 million. This cost is expected to be recognized over a weighted average period of 2.3 years.

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

The Company recorded $9.9 million of ARO related to the assets acquired in the January 5, 2022 acquisition, $0.5 million of ARO in the May 3, 2022 acquisition of Liberty County, Texas assets and $1.7 million of ARO in the July 27, 2022 acquisition. See Note 2- Acquisitions.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Balance, beginning of year	$1,461	$1,408
Acquired	12,047	45
Life revisions	131	-
Sold/Plugged	(289)	(70)
Accretion	706	78
Balance, end of period	$14,056	$1,461

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is generally determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. However, for the nine months ended September 30, 2022, the estimated annual effective tax rate presented a distorted amount of expense in relation to the year-to-date results. As such, the Company has determined the tax benefit for the nine months ended September 30, 2022 on an actual year-to-date basis instead of applying the estimated annual effective tax rate. The Company’s effective tax rate was approximately 155% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for the nine months ended September 30, 2022 related to the movement in the valuation allowance against the Company’s net deferred tax assets.

The Company’s income tax benefit for the nine months ended September 30, 2022 includes a discrete income tax benefit of $2.4 million related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the January 5, 2022 transaction.

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

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the nine months ended September 30, 2022 and 2021, no adjustments were recognized for uncertain tax positions.

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the nine months ended September 30, 2021, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions and are therefore included as a reduction in the calculation of income attributable to common shareholders. See Note 9- Shareholders’ Equity.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands except per share data)
Net income (loss)	$4,110	$81	$848	$(288)
Less: undistributed earnings allocated to participating securities	(101)	-	-	-
Undistributed earnings attributable to common shareholders	$4,009	$81	$(308)	$(288)

Basic weighted average common shares outstanding	24,390	4,676	24,548	4,430
Dilutive effect of unvested restricted stock	292	43	343	-
Dilutive effect of warrants	-	2	-	-
Diluted weighted average common shares outstanding	24,682	4,721	24,891	4,430

Basic net income (loss) per share	$0.16	$0.02	$0.03	$(0.07)
Diluted net income (loss) per share	$0.16	$0.02	$0.03	$(0.07)

For the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	-	-	-	31
Unvested shares of restricted stock	-	-	-	158
Warrants	-	-	-	50
Total	-	-	-	239

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

We measure the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our condensed consolidated balance sheet as of September 30, 2022 are presented below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Effect of Netting	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$780	$-	$780	$(780)	$-
Non-current:
Commodity derivatives	$-	$546	$-	$546	$(546)	$-

Liabilities
Current:
Commodity derivatives	$-	$(2,771)	$-	$(2,771)	$780	$(1,991)
Non-current:
Commodity derivatives	$-	$(552)	$-	$(552)	$546	$(6)

Net derivative instruments	$-	$(1,997)	$-	$(1,997)	$-	$(1,997)

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

	September 30,	December 31,
	2022	2021
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.04382	$0.07874

Fair value of marketable equity securities	$106,096	$190,641

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

Other Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis of properties acquired in asset acquisitions using inputs that are not observable in the market, and are therefore designated as Level 3 inputs within the fair value hierarchy. The Company has evaluated fair value of asset acquisitions based on discounted future cash flows using estimated production at estimated prices adjusted for differentials, operating costs, production taxes and development costs, all discounted at 10%. The Company has also valued asset acquisitions using a multiple of expected cash flows based on comparable transactions. For the asset acquisition of East Texas assets that was completed on July 27, 2022, the Company used a cash flow multiple of approximately 1.75 times estimated cash flows of $7.3 million.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments. The carrying value of the amounts borrowed under the Credit Agreement approximate fair value because the interest on the Credit Agreement is at a floating rate.

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for interest	$(259)	$(3)

Investing activities:
Change in capital expenditure accruals	244	(30)
Change in accrual for acquisition costs	(546)	-
Common stock issued for acquisition of properties	64,694	-
Assumption of commodity derivative liability in acquisition of properties	3,152	-
Assumption of debt in acquisition of properties	3,347	-
Assumption of suspense accounts in acquisition of properties	1,619	-
Addition of operating lease liability and right of use asset	953	82
Prepaid rent liability netted with proceeds on sale of real estate	-	143
Asset retirement obligations	11,889	26
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	-	438
Issuance of stock for settlement of related party legal costs	-	406
Financing of insurance premiums with note payable	588	223

15. SUBSEQUENT EVENTS

On October 27, 2022, the Company’s Board of Directors approved a quarterly dividend of $0.0225 per share of common stock outstanding. The dividend will be paid on November 22, 2022, to stockholders of record as of the close of business on November 8, 2022.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil day;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	“Mmbtu” means 1 million BTUs (British Thermal Units).

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0000101594) and on the “Investors – SEC Filings” page of our website at https://usnrg.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The inclusion of any website address in this Report is intended to be an inactive textual reference only and not an active hyperlink. The information contained in, or that can be accessed through, such website is not part of or incorporated into this Report.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. A general overview of the Company and our operations.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022 and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

Recent Developments

Acquisition of Properties

On July 27, 2022, we closed on the acquisition of certain oil and natural gas producing properties from ETXENERGY, LLC totaling approximately 16,600 acres in Henderson and Anderson Counties, Texas for the initial purchase price of $11.9 million in cash (the “ETXENERGY Acquisition”). The Company financed the ETXENERGY Acquisition with $1.2 million of cash on hand and borrowings under its existing Credit Facility of $10.7 million. The asset acquired also include certain wells, pipelines, contracts, technical data, records, personal property and hydrocarbons associated with the properties, including two pipeline gathering systems and related infrastructure.

On July 26, 2022, in anticipation of the closing of the ETXENERGY Acquisition we entered into a letter agreement with FirstBank Southwest, the administrative agent of our existing Credit Agreement, whereby we increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, we borrowed $10.7 million on the Credit Agreement. We have repaid $2.2 million on the amounts borrowed under the Credit Agreement since the Acquisition. The total amount outstanding on the Credit Agreement as of November 8, 2022, is $12.5 million.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, we recorded net income of $4.1 million, which was primarily due to gains on our commodity derivative contracts of $4.0 million. For the three months ended September 30, 2021, we recorded net income of $81 thousand. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$8,979	$1,593	$7,386	463%
Natural gas and liquids	2,820	191	2,629	1,376%
Gathering fee	27	-	27	100%

Total	$11,826	$1,784	$10,042	563%

Production quantities:
Oil (Bbls)	95,429	24,349	71,080	292%
Natural gas and liquids (Mcfe)	394,659	53,462	341,197	638%
BOE	161,206	33,260	127,946	384%
BOE per day	1,752	362	1,390

Average sales prices:
Oil (Bbls)	$94.09	$65.42	$28.68	44%
Natural gas and liquids (Mcfe)	7.15	3.57	3.58	100%
BOE	$73.19	$53.64	$19.73	37%

The increase in our revenue of $10.0 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was due primarily to an increase in oil production of 292% and an increase in natural gas and liquids production of 638%. In addition, the realized prices for our oil production increased by 44% and the realized price received for our natural gas and liquids increased 100%. The increases in production are primarily due to the properties acquired in the January 2022 and July 2022 acquisitions. The increase in crude oil and natural gas and liquids prices is primarily due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Additionally, prices increased from 2021 due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 and continued into 2021, which were put in place to reduce the spread of COVID-19.

For the three months ended September 30, 2022, we produced 161,206 BOE, or an average of 1,752 BOE per day, as compared to 33,260 BOE or 362 BOE per day during the comparable period in 2021; however, the production mix shifted to become less oil weighted in the 2022 period due to the acquisitions completed in January and July 2022 of properties with relatively higher natural gas production. During the three months ended September 30, 2022, our BOE production mix was 59% oil and 41% natural gas and liquids, compared to 75% oil and 25% natural gas and liquids in the comparable period of 2021.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Lease operating expense	$5,350	$586	$4,764	813%
Production taxes	$817	$133	$684	514%

Total	$6,167	$719	$5,448	758%

For the three months ended September 30, 2022, lease operating expenses were $5.4 million or $33.19 per BOE, an increase of $4.8 million when compared to the $586 thousand or $17.62 per BOE for the three months ended September 30, 2021. The increase in lease operating expense was due to increased activity as the result of the properties acquired in January and July 2022. Lease operating expense includes expense workovers, which for the three months ended September 30, 2022 were $9.79 per BOE. The expensed workovers were primarily in our West Texas region where we were required to perform mechanical integrity tests on shut-in wells. During the quarter we also experienced significant cost increases for services and materials, including tubing, and rental equipment. We expect equally high workover expense related to West Texas to continue into the next quarterly period.

For the three months ended September 30, 2022, production taxes were $817 thousand, an increase of $684 thousand, or 514%, compared to the comparable period of 2021. This increase in production taxes is attributable to the increase in revenues of 563% primarily related to the increases in production from properties acquired in January and July 2022 and the increase in pricing. See Note 2 Acquisitions to the footnotes to the unaudited financial statements included herein under “Part I - Financial Information” – “Item 1. Financial Statements”.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended September 30, 2022, was $15.66 per BOE, compared to $4.54 per BOE for the three months ended September 30, 2021. The increase in the DD&A rate was related to the acquisition of properties in January and July 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Compensation and benefits	$1,198	$305	$893	293%
Stock-based compensation	485	116	369	318%
Professional fees, insurance and other	1,025	265	760	287%

Total	$2,708	$686	$2,022	295%

General and administrative expenses increased by $2.0 million during the three-month period ended September 30, 2022, as compared to the prior year period. The increase was primarily attributable to an increase of $0.9 million related compensation and benefits. Compensation and benefits increased due to the addition of 36 employees as of September 30, 2022, compared to September 30, 2021, mainly as a result of the January 2022 acquisition. Stock-based compensation increased $0.4 million due to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were mainly in connection with new directors and officers appointed as a result of the January 2022 acquisition. Professional fees, Insurance and other expenses increased $0.8 million, primarily due to increases in consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30 2022 and 2021:

	Three months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Commodity derivative gain (loss)	$4,025	$(25)	$4,050	*	%
Marketable equity securities loss	(45)	(6)	(39)	(650)%
Impairment and loss on real estate held for sale	(75)	(141)	66	47%
Other (expense) income, net	(2)	24	(26)	(108)%
Interest expense, net	(187)	1	(188)	*	%

Total other non-operating income (expense)	$3,716	$(147)	$3,863	*	%

*- not meaningful

Commodity derivative gain (loss) is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended September 30, 2022, we recognized gains on commodity derivative contracts that we assumed in the January 2022 acquisition, as well as contracts we added during the period of $4.0 million. The gain was the result of a reduction in our commodity derivative liability due to a reduction in commodity prices during the period. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the three months ended September 30, 2022, we recognized an unrealized loss on marketable equity securities of $45 thousand as compared to a loss of $6 thousand for the comparable period of 2021.

Impairment and loss on real estate held for sale for the three months ended September 30, 2022 is related to impairment we recorded as the result of a reduction in the price we expect to receive for our 13-acre land parcel in Riverton, Wyoming, which is classified as held for sale. For the three months ended September 30, 2021 the $141 thousand of impairment and loss on real estate held for sale represents a realized loss on the sale of a building in Riverton, Wyoming, which was sold in August 2021.

Interest, net, primarily represents the interest related to our Credit Facility with Firstbank Southwest. On July 27, 2022, we borrowed $10.7 million associated with our acquisition of East Texas properties from ETXENERGY, LLC. The balance outstanding on the Credit Facility as of September 30, 2022 was $12.5 million. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, we recorded net income of $851 thousand, which was primarily due to operating income of $3.9 million associated with increases in production from the properties acquired in January and July 2022 and increases in commodity prices. Also, we had a discrete income tax benefit of $2.4 million related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the January 5, 2022 transaction. Partially offsetting these items were losses on our commodity derivative contracts of $4.9 million. For the nine months ended September 30, 2021, we recorded a net loss of $288 thousand. In the following sections we discuss our revenue, operating expenses and non-operating income for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$28,146	$4,232	$23,914	565%
Natural gas and liquids	6,005	419	5,586	1,333%
Gathering fee	27	-	27	100%

Total	$34,178	$4,651	$29,527	635%

Production quantities:
Oil (Bbls)	294,095	70,298	223,797	318%
Natural gas and liquids (Mcfe)	900,310	125,629	864,681	688%
BOE	444,147	91,236	352,911	387%
BOE per day	1,627	334	1,293

Average sales prices:
Oil (Bbls)	$95.70	$60.20	$35.50	59%
Natural gas and liquids (Mcfe)	$6.67	$3.34	$3.33	100%
BOE	$76.89	$50.98	$25.91	51%

The increase in our oil and gas revenue of $29.5 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due primarily to an increase in oil production of 318% and an increase in natural gas and liquids production of 688%. The realized price received for our oil production increased 59% and the realized price received for our natural gas production increased 100%. The increase in oil and natural gas and liquids production is primarily related to production for the properties acquired in January and July 2022. The increase in crude oil and natural gas and liquids prices is primarily due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Additionally, prices increased from 2021 due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 and continued into 2021, which were put in place to reduce the spread of COVID-19.

For the nine months ended September 30, 2022, we produced 444,147 BOE, or an average of 1,627 BOE per day, as compared to 91,236 BOE or 334 BOE per day, during the comparable period in 2021; however, the production mix shifted to become slightly less oil weighted in 2022, due to the acquisitions completed in January and July 2022 of operated properties with relatively more natural gas production. During the nine months ended September 30, 2022, our BOE production mix was 66% oil and 34% natural gas and liquids compared to 77% oil and 23% natural gas and liquids in the comparable period of 2021.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Lease operating expense	$12,732	$1,631	$11,101	681%
Production taxes	$2,302	$343	$1,959	571%

Total	$15,034	$1,974	$13,060	662%

For the nine months ended September 30, 2022, lease operating expenses were $12.7 million or $28.67 per BOE, an increase of $11.1 million when compared to the $1.6 million or $17.88 per BOE for the nine months ended September 30, 2021. The increase in lease operating expense was due to increased activity as a result of the properties acquired in January and July 2022. Lease operating expense includes expense workovers, which for the nine months ended September 30, 2022 were $6.84 per BOE. The expensed workovers were primarily in our West Texas region where we were required to perform mechanical integrity tests on shut-in wells. During the nine months ended September 30, 2022, we also experienced significant cost increases for services and materials, including tubing, and rental equipment.

For the nine months ended September 30, 2022, production taxes were $2.3 million, an increase of $2.0 million, or 571%, compared to the comparable period of 2021. This increase was attributable to the increase in oil revenues of 565% related to the increases in production from properties acquired in January and July 2022 and the increase in pricing as discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the nine months ended September 30, 2022, was $15.72 per BOE, compared to $4.55 per BOE for the nine months ended September 30, 2021. The increase in the DD&A rate was related to the acquisition of properties in January 2022 and July 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Compensation and benefits	$3,017	$860	$2,157	251%
Stock-based compensation	2,594	310	2,284	737%
Professional fees, insurance and other	2,685	1,063	1,622	153%

Total	$8,296	$2,233	$6,063	272%

General and administrative expenses increased by $6.1 million during the nine-month period ended September 30, 2022, as compared to the prior year period. The increase was primarily attributable to an increase of $2.3 million in stock-based compensation related to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were in connection with new directors and officers appointed as a result of the January 2022 acquisition. Compensation and benefits increased $2.2 million due to the addition of 36 employees as of September 30, 2022, when compared to September 30, 2021, relating to new employees acquired in the January 2022 acquisition and employees hired subsequently to manage the acquired properties. Professional fees, insurance and other expenses increased $1.6 million, primarily due to increases in consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Commodity derivative loss, net	$(4,944)	$(235)	$(4,709)	* %
Marketable equity securities (loss) gain	(85)	67	(152)	(227)%
Impairment and loss on real estate held for sale	(75)	(141)	66	47%
Other (expense) income, net	(8)	49	(57)	(116)%
Interest expense, net	(295)	(57)	(238)	(418)%

Total other non-operating expense	$(5,407)	$(317)	$(5,090)	* %

*Not meaningful

Commodity derivative loss is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the nine months ended September 30, 2022, we recognized losses on commodity derivative contracts we assumed in the January 2022 acquisition, as wells as, contracts we added during the period of $4.9 million. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the nine months ended September 30, 2022, we recognized an unrealized loss on marketable equity securities of $85 thousand as compared to a gain of $67 thousand for the comparable period of 2021.

Impairment and loss on real estate held for sale for the nine months ended September 30, 2022 is related to impairment we recorded as a result of a reduction in the price we expect to receive for our 13-acre land parcel in Riverton, Wyoming, which is classified as held for sale. The $141 thousand of impairment and loss on real estate held for sale for the nine months ended September 30, 2021 represents a realized loss on the sale of a building in Riverton, Wyoming, which was sold in August 2021.

Interest, net, represents the interest related to our Credit Facility with Firstbank Southwest. On July 26, 2022, we borrowed $10.7 million on the Credit Facility in order to facilitate our acquisition of the East Texas assets from ETXENERGY, LLC. The balance outstanding on the Credit Facility as of September 30, 2022 was $12.5 million. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Sources of Cash

For the nine months ended September 30, 2022, we funded our capital expenditures primarily with cash flows from operating activities and borrowings under the Credit Agreement (defined and discussed below). On July 26, 2022, we entered into a letter agreement with Firstbank Southwest, the administrative agent of our Credit Agreement, whereby we increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, we borrowed $10.7 million under the Credit Agreement. During the nine months ended September 30, 2022, we have borrowed a total of $15.2 million on our Credit Facility and repaid $2.7 million. As of September 30, 2022, we had a balance of $12.5 million and available borrowing capacity of $7.5 million under the Credit Agreement. As of November 8, 2022, the total amount outstanding on the Credit Agreement is $12.5 million.

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

Credit Agreement

On January 5, 2022, we entered into a five-year credit agreement with Firstbank Southwest as administrative agent, which provides for a revolving line of credit which had an initial borrowing base of $15 million, and a maximum credit amount of $100 million (the “Credit Agreement”). On July 26, 2022, in anticipation of closing the ETXENERGY Acquisition our borrowing base was increased from $15 million to $20 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial and non-financial covenants as of September 30, 2022, and through the filing of this report. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is redetermined semi-annually on or about April 1 and October 1 of each year during the five-year term of the Credit agreement. The next borrowing base redetermination date is scheduled for April 2023. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. Since the acquisition of the Acquired Assets through September 30, 2022, we have borrowed an additional $11.7 million and repaid $2.7 million under the Credit Agreement. The amount outstanding on the Credit Agreement as of November 8, 2022, was $12.5 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties and for the payment of operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations, including interest and payment of dividends. Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. During the nine months ended September 30, 2022, we spent approximately $18.5 million on capital expenditures and acquisitions.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas, prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. Our 2022 capital program is expected to be approximately $20 million. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,497	$(19)	$8,516
Investing activities	(17,108)	(1,002)	(16,106)
Financing activities	7,282	5,122	2,160

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2022 was $8.5 million. Cash provided by operating activities is mainly attributable to cash receipts for revenues, which were partially offset by settlements of commodity derivative contracts and increases in payments for operating and general and administrative expenses.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2022, was $17.1 million. The primary use of cash in our investing activities for the nine months ended September 30, 2022, was the acquisition of the East Texas assets from ETXENERGY, LLC of $10.9 million and capital expenditures related to returning idle wells to production on assets acquired during the period of $5.2 million.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2022, was $7.3 million. The cash provided by financing activities during the nine months ended September 30, 2022, was primarily attributable to net borrowings on our Credit Facility of $9.2 million, which was partially offset by cash dividends of $1.2 million paid to common stockholders, cash paid to settle taxes on share-based compensation of $0.3 million and payments on our insurance premium finance note payable of $0.4 million and cash proceeds of $0.2 million received from the exercise of warrants. Cash provided by financing activities during the nine months ended September 30, 2021, mainly represents cash received of $5.3 million from the sale of 1.1 million shares of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

As of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made in part on material weaknesses in our internal control over financial reporting as of December 31, 2021, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2021 and is in the process of remediating such material weaknesses as of September 30, 2022:

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

Changes in Internal Control over Financial Reporting.

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, except that beginning in January 2022 and continuing through November 8, 2022, we have added four additional experienced accounting personnel, including a controller and an assistant controller and have implemented a new accounting system. We have also engaged a third-party consulting firm that specializes in risk assessment, documentation of policies and procedures and testing of controls to assist in the design, implementation and testing of our internal controls, which may help remediate the material weakness related to inadequate segregation of duties as discussed above.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of our 2021 Annual Report on Form 10-K.

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

Our hedging activities have in the past and may in the future prevent us from benefiting fully from increases in oil and gas prices and may expose us to other risks, including counterparty risk.

We use derivative instruments to hedge the impact of fluctuations in oil and gas prices on our results of operations and cash flows. We have in the past, and to the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may in the future, be prevented from fully realizing the benefits of increases in oil and/or gas prices above the prices established by our hedging contracts. For the three and nine months ended September 30, 2022, we had a total net derivative loss on oil and gas contracts of $4.0 million and $4.9 million, respectively. See Note 7 Commodity Derivates to the footnotes to the unaudited financial statements included herein under “Part I - Financial Information” – “Item 1. Financial Statements”. Our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Finally, we are subject to risks associated with the adoption of derivatives legislation and regulations related to derivative contracts which if adopted, could have an adverse impact on our ability to hedge risks associated with our business. If regulations adopted in the future require that we post margin for our hedging activities or require our counterparties to hold margin or maintain capital levels, the cost of which could be passed through to us, or impose other requirements that are more burdensome than current regulations, hedging transactions in the future would become more expensive than we experienced in the past. Our hedges have in the past and may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of oil and gas and may also increase our margins and decrease our net revenues.

Our stock price has historically been and is likely to continue to be, volatile.

Our stock is traded on The Nasdaq Capital Market under the symbol “USEG”. During the last 52 weeks, our common stock has traded as high as $13.92 per share and as low as $2.67 per share. We expect our common stock will continue to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2022, and from the period from October 1, 2022, to the filing date of this Report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Conversion, filed with the Secretary of State of Delaware and effective August 3, 2022	8-K	000-06814	3.1	8/4/2022
3.2	Certificate of Incorporation of U.S. Energy Corp, Delaware, filed with the Secretary of State of Delaware and effective, August 3, 2022	8-K	000-06814	3.2	8/4/2022
3.3	Amended and Restated Bylaws of U.S. Energy Corp, Delaware, effective August 3, 2022	8-K	000-06814	3.3	8/4/2022
3.4	Wyoming Certificate of Transfer, effective August 3, 2022	8-K	000-06814	3.4	8/4/2022
10.1	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.2	Amended and Restated Nominating and Voting Agreement dated September 1, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC, Synergy Offshore LLC, King Oil & Gas Company, Inc., WDM Family Partnership, LP, and Katla Energy Holdings LLC	8-K	000-06814	10.1	9/16/2022
10.3†	Form of Officer and Director Indemnification Agreement	8-K	000-06814	10.1	9/2/2022
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
99.1	Plan of Conversion of U.S. Energy Corp. (a Wyoming corporation) to U.S. Energy Corp. (a Delaware corporation), dated July 27, 2022 and effective August 3, 2022	8-K	000-06814	99.1	8/4/2022
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: November 10, 2022	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

