Form 10-K
period 2022-12-31
US ENERGY CORP
filed 2023-04-13
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _______________

Commission File Number 000-06814

U.S. ENERGY CORP.

(Exact Name of Company as Specified in its Charter)

Delaware	83-0205516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1616 S. Voss Rd., Suite 725, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (346) 509-8734

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	USEG	NASDAQ Capital Market LLC (Nasdaq Capital Market)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the NASDAQ Capital Market as of the last business day of the most recently completed second fiscal quarter, June 30, 2022, was $15,822,472. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The Registrant had 25,234,672 shares of its $0.01 par value common stock outstanding as of April 12, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Examples of forward-looking statements in this Annual Report include:

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;
●	potential drilling locations and available spacing units, and possible changes in spacing rules;
●	cash expected to be available for capital expenditures and to satisfy other obligations;
●	recovered volumes and values of oil and natural gas approximating third-party estimates;
●	anticipated changes in oil and natural gas production;
●	drilling and completion activities and opportunities;
●	timing of drilling additional wells and performing other exploration and development projects;
●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;
●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;
●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;
●	actual decline rates for producing wells;
●	future cash flows, expenses and borrowings;
●	pursuit of potential acquisition opportunities;
●	economic downturns, wars and increased inflation and interest rates, and possible recessions caused thereby;
●	the effects of global pandemics on our operations, properties, the market for oil and gas, and the demand for oil and gas;
●	our expected financial position;
●	our expected future overhead reductions;
●	our ability to become an operator of oil and natural gas properties;
●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and
●	other plans and objectives for future operations.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in Item 1A “Risk Factors” in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements made above and elsewhere in this Annual Report on Form 10-K.

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

Bopd. Barrels of oil per day.

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

WTI. West Texas Intermediate.

PART I

Item 1. Business.

General Information

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the oil and gas industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it and we have not commissioned any of the market or survey data that is presented in this Report.

Please see the “Glossary” above for a list of abbreviations and definitions used throughout this Report.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022, whereas fiscal 2021 means the year ended December 31, 2021.

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

Overview

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966, and reincorporated to Delaware effective on August 3, 2022. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent (Oklahoma, Kansas and North and East Texas), West Texas, South Texas and Gulf Coast regions.

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent regions.

Our business strategy going forward is to enhance the value of our acquired operated assets through evaluation of selected properties with the goal of increasing production and reserves. We plan to deploy our capital in a conservative and strategic manner and pursue value-enhancing transactions. We also continuously evaluate strategic alternative opportunities that we believe will enhance stockholder value.

Office Location

Our principal executive office is located at 1616 S. Voss Road, Suite 725, Houston, Texas 77057. Our telephone number is (346) 509-8734.

Oil and Natural Gas Operations

We participate in oil and natural gas projects as both a non-operating working interest owner through exploration and development agreements with various oil and natural gas exploration and production companies and as an operator. Our working interest varies by project and may change over time based on the terms of our leases and operating agreements. These projects may result in numerous wells being drilled over the next three to five years depending on, among other things, commodity prices and the availability of capital resources required to fund the expenditures. We are also actively pursuing potential acquisitions of exploration, development and production-stage oil and natural gas properties or companies. Key attributes of our oil and natural gas properties include the following:

●	Estimated proved reserves of 7,864,801 barrels of oil equivalent (BOE) (65% oil and 35% natural gas) as of December 31, 2022, with a standardized measure value of $143.8 million.
●	As of December 31, 2022, our oil and natural gas leases covered 314,550 gross acres and 170,196 net acres.
●	767 gross (595 net) producing wells as of December 31, 2022.
●	1,700 BOE per day average net production for 2022.

Recent Events:

Acquisition of Properties

January 2022 Acquisitions

On January 5, 2022 (the “Closing Date”), we closed the acquisitions (the “Closing”) contemplated by three separate Purchase and Sale Agreements (as amended to date, the “Purchase Agreements”), previously entered into by the Company on October 4, 2021, with each of (a) Lubbock Energy Partners LLC (“Lubbock”); (b) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (c) Synergy Offshore LLC (“Synergy”, and collectively with Lubbock and Banner, (the “Sellers”).

Pursuant to the Purchase Agreements, we acquired certain oil and gas properties from the Sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets (collectively with the oil and gas properties acquired, the “Acquired Assets”).

The purchase price for the Acquired Assets was (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the assumption of $3.3 million in liabilities (which were repaid with funds borrowed under the Credit Agreement discussed and defined below,), and 6,790,524 shares of common stock, as well as the novation of certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date, as to Banner (which were evidenced by the Master Agreement and Schedule, discussed and defined below); and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements was $1.25 million in cash, 19,905,736 shares of common stock (the “PSA Shares”), the repayment of $3.3 million in debt, as well as the novation of the hedges discussed above. The initial purchase price was subject to customary working capital and other adjustments following the Closing.

Also on January 4, 2022, we and each of the Sellers entered into a Nominating and Voting Agreement.

On and effective on September 16, 2022, the Company, each of the Sellers, and King Oil & Gas Company, Inc., which entity is controlled by Duane H. King, its President and one of our directors (“King Oil”), WDM Family Partnership, LP, which entity is controlled by Wallis T. Marsh, its President (“WDM”), and Katla Energy Holdings LLC, which entity is controlled by John A. Weinzierl, its Chief Executive Officer and our Chairman (“Katla Energy”), entered into an Amended and Restated Nominating and Voting Agreement (the “A&R Agreement”). The entry into the A&R Agreement followed the distribution of certain shares of common stock originally issued to the Sellers upon the Closing, including the transfer (a) on July 20, 2022, by Synergy of an aggregate of 6,546,384 shares of common stock of the Company which it held to: King Oil (2,027,399 shares); Katla Energy (1,781,651 shares) and certain other parties; and (b) on July 19, 2022, by Lubbock of 6,568,828 shares of common stock of the Company which it then held to: Katla Energy (3,071,914 shares); WDM (3,071,914 shares) and certain other parties (the “Transfers”).

The A&R Agreement amended and restated the prior Nominating and Voting Agreement to include King Oil, WDM and Katla Energy as voting parties thereunder (each a “Voting Party”) and clarify the Company’s change in domicile from Wyoming to Delaware. The A&R Agreement was entered into to better reflect the original intent of the parties to the Nominating and Voting Agreement, that the voting obligations of the Sellers as set forth therein would also become obligations of any affiliates of the Seller which received shares of common stock in any distribution of shares by any Sellers.

The A&R Agreement provides that each of Lubbock, Synergy and Banner (each a “Nominating Party”) has the right to designate for nomination to the Board two nominees (for so long as such Nominating Party (and its affiliates) beneficially owns at least 15% of the Company’s outstanding common stock) and one nominee (for so long as such Nominating Party (and its affiliates) beneficially owns at least 5% of the Company’s common stock), for appointment at any stockholder meeting or via any consent to action without meeting of the stockholders of the Company. The A&R Agreement also requires the Board to include such nominees in the slate of directors up for appointment at each meeting of stockholders where directors will be appointed and take other actions to ensure that such persons are elected to the Board by the stockholders of the Company.

The A&R Agreement also provides that for the purposes of calculating the percentage ownership of common stock beneficially held by each Nominating Party, shares of common stock may only be counted once, and may only be deemed beneficially owned by at a maximum, one Nominating Party and that further, in the event any shares of common stock are beneficially owned (as determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (“Rule 13d-3”) by more than one Nominating Party, such affected Nominating Parties shall apportion beneficial ownership for the purposes of the A&R Agreement equitably, in good faith, and promptly advise the Company and the other Nominating Parties of such agreed allocations.

Additionally, the A&R Agreement provides that, for purposes of the Transfers, the parties agreed that the 4,853,565 shares of common stock distributed by Synergy and Lubbock to Katla Energy (collectively, the “Katla Energy Shares”) would be allocated (a) 36.7% to Synergy; and (b) 63.3% to Lubbock, solely for the purposes of the calculations relating to the A&R Agreement and the determination of Nominating Party status and that in the event that Katla Energy shall thereafter distribute, sell, or transfer, any of the Katla Energy Shares, such remaining shares of common stock held by Katla Energy would continue to be allocated, for the purposes of the A&R Agreement and the determination of Nominating Party status, pursuant to the same allocation; provided that if Katla Energy shall thereafter acquire any additional shares of common stock, such shares shall be apportioned at the time of acquisition equitably by the control persons of Katla Energy to the appropriate Nominating Party, in each case notwithstanding the fact that such Katla Energy Shares, shall consistent with the requirements of Rule 13d-3, be deemed beneficially owned by John A. Weinzierl, its Chief Executive Officer, who has voting and dispositive control over such shares, for the purposes of Rule 13d-3.

Pursuant to the A&R Agreement, if any Nominating Party’s Seller Nominated Party ceases for any reason to serve on the Board, such Seller Nominated Party will be provided the right to appoint another person to the Board, who shall be appointed to the Board pursuant to the power to fill vacancies given to the Board without a stockholder vote, by the Bylaws of the Company.

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

Further notwithstanding the above, the non-Nominating Party directors and Nominating Party directors are required to be apportioned between ‘independent’ and non-‘independent’ directors as required by the rules of Nasdaq such that the Company continues in compliance with applicable Nasdaq rules.

Each Seller Nominated Person is entitled to the same expense reimbursement and advancement, exculpation, indemnification and insurance in connection with his or her role as a director as the other members of the Board, as well as reimbursement for documented, reasonable out-of-pocket expenses incurred in attending meetings of the Board or any committee of the Board of which such Seller Nominated Person is a member, if any, in each case to the same extent as the other members of the Board. We also agreed to continue to maintain directors’ and officers’ liability insurance coverage with respect to each Seller Nominated Person’s service on the Board for a period of at least six years after each such Seller Nominated Person’s service on the Board has concluded.

At all times when Lubbock holds at least 5% of the Company’s outstanding common stock and its appointee is John A. Weinzierl, each Seller is required to instruct its appointee on the Board to vote in favor of appointing Mr. Weinzierl as Chairman of the Board.

During the term of the A&R Agreement, each Seller and each Voting Party, agreed to vote all securities of the Company which they hold in any manner as may be necessary to nominate and elect (and, if applicable, maintain in office) as a member of the Company’s Board, each of the Seller Nominated Persons and further to not remove any Seller Nominated Persons, unless such person is a Disqualified Person.

The A&R Agreement continues in effect until the earlier of (a) the date mutually agreed by each of the Sellers; and (b) the date that no Seller owns at least 5% of the outstanding shares of common stock of the Company; subject to certain rights and obligations which survive termination. Once a Seller’s ownership drops below 5% of the Company’s outstanding common stock, it no longer has any right to nominate any person under the A&R Agreement, even if such Seller’s ownership increases above 5% of the Company’s common stock in the future. Each Voting Party ceases to be bound by the terms of the A&R Agreement at such time as the Voting Party no longer holds any shares of common stock of the Company.

May 2022 Acquisition

On May 3, 2022, the Company acquired certain operated oil and gas producing properties in Liberty County, Texas, adjacent to its existing assets in the area, for $1.0 million in an all-cash transaction. The effective date of the transaction was April 1, 2022. The assets include approximately 1,022 acres, which are 100% held by production, a gas pipeline and associated infrastructure. In addition, the Company assumed suspense accounts of $0.2 million and asset retirement obligations of $0.5 million. The Company accounted for the acquisition as an asset acquisition.

June 2022 Acquisition

On June 29, 2022, the Company entered into a Purchase and Sale Agreement (the “PSA”) with ETXENERGY, LLC (the “Seller”).

Pursuant to the PSA, we agreed to acquire all of the Seller’s rights to, and interest in, certain operated producing properties totaling approximately 16,600 net acres, located in Henderson and Anderson Counties, Texas, adjacent to the Company’s existing assets in the area. The acquisition will also include certain wells, pipelines, contracts, technical data, records, personal property and hydrocarbons associated with the Properties, including two pipeline gathering systems and related infrastructure (collectively with the oil and gas properties to be acquired, the “ETXEnergy Assets”).

The PSA closed on July 27, 2022, at which time we acquired the ETXEnergy Assets in consideration for the initial base purchase price of $11.875 million in cash. The effective date of the acquisition was June 1, 2022.

On July 26, 2022, in anticipation of the closing of the PSA, we entered into a letter agreement with Firstbank whereby we increased our borrowing base under the Credit Agreement from $15 million to $20 million, and paid the administrative agent an upfront fee of $32,500 in connection with such increase (the “Borrowing Base Increase”).

Credit Agreement; Hedging Agreement and Related Transactions

Credit Agreement

Separate from the January 2022 Closing, but also effective on January 5, 2022, the Company entered into a five-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provides for a revolving line of credit with an initial borrowing base of $15 million, subject to adjustment as discussed in the Credit Agreement, and redetermination on a semi-annual basis on April 1st and October 1st of each year, or in the interim as provided in the Credit Agreement, and a maximum credit amount of $100,000,000. The borrowing base is subject to semi-annual redeterminations in April and October of each year until maturity, based on the value of the Company’s proved oil and natural gas reserves in accordance with the lenders’ customary procedures and practices. The Company and each of its subsidiaries are considered “Loan Parties” under the Credit Agreement.

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid.

Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greatest of (a) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). During the first six months of the term, the applicable margin will be 0.75% regardless of utilization. If the Company fails to deliver a report setting forth its proved oil and natural gas reserves as and when required under the Credit Agreement, the applicable margin will be 1.25% regardless of utilization.

In the event that certain event of defaults (as described under the Credit Agreement) occur, the outstanding amounts will bear an additional 2.00% interest per annum. Accrued interest on each revolving loan is payable in arrears on the last day of each March, June, September and December.

The Credit Agreement may require us to hedge certain oil and gas volumes, based on our utilization of the borrowing base, which hedging will be accomplished pursuant to the ISDA Master Agreement, discussed below.

A total of $3.5 million was borrowed under the Credit Agreement, immediately upon the entry into such Credit Agreement, which was evidenced by a Note dated January 5, 2022. Such $3.5 million was immediately used to repay $3.3 million of debt owed by Banner which the Company agreed to assume as part of the Closing. An additional $10.7 million was borrowed under the Credit Agreement to purchase the ETXEnergy Assets in July 2022. The balance outstanding on the Credit Facility as of December 31, 2022 was $12.0 million.

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

Activities with Operating Partners

We operate 86% of our reserves as of December 31, 2022. The remaining 14% represents working interests we own as a non-operator in a geographically and geologically diverse portfolio of oil-weighted prospects in varying stages of exploration and development. Prospect stages range from prospect origination, including geologic and geophysical mapping, to leasing, exploratory drilling and development. The Company participates in the prospect stages either for its own account or with prospective partners to enlarge its oil and natural gas lease ownership base.

Each of the operators of our principal prospects has a substantial technical staff. We believe that these arrangements currently allow us to deliver value to our stockholders without having to build the full staff of geologists, engineers and land personnel required to work on diverse projects that may involve horizontal drilling in North Dakota, New Mexico, South Texas and West Texas. Consistent with industry practice with smaller independent oil and natural gas companies, we also utilize specialized consultants with local expertise as needed.

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

Global Warming and Climate change. Various state governments and regional organizations have enacted, or are considering enacting, new legislation and promulgating new regulations governing or restricting the emission of GHG, including from facilities, vehicles and equipment. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the oil and natural gas that we sell or the cost of the equipment and other materials we use. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment, install new emission controls on our equipment, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

Additionally, the development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for the oil and gas we produce, thereby adversely impacting our earnings, cash flows and financial position. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap and trade program or expanded use of cap and trade programs at the state level could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. In addition, federal or state carbon taxes could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.

In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this may make it more difficult and expensive for us to secure funding. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our securities. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.

These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, which could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.

Compliance with GHG laws or taxes could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources.

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

Insurance

We have general liability and property insurance coverage in amounts we deem sufficient for our business operations, consisting of property loss insurance on major assets for the approximate value of the assets and additional liability and operator’s and control of well insurance for our oil and natural gas operations and drilling programs. We do not have insurance coverage for the lost revenues associated with a business interruption, nor do we have coverage for the loss of our oil and natural gas reserves. There is no guarantee that any insurance coverage would be sufficient to protect the value of our assets or to fully cover any losses sustained. Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in curtailment of projected future operations.

Human Capital

As of April 12, 2023, we had 39 full-time employees and 4 part-time employees, none of whom were subject to a collective bargaining agreement. In addition, we utilize several consultants on an as-needed basis. As a result of the acquisition completed on January 5, 2022, we added 13 employees. In addition, in 2022, we increased our corporate accounting, engineering and administrative staff. We recognize that our employees are our most valuable assets and drive the way we pursue our short-term and long-term goals. To attract and retain talent we promote:

●	integrity and ethical behavior in the conduct of our business;
●	environmental, health and safety priorities:
●	prioritizing the success of others and the team;
●	communicating why we do what we do and how every employee contributes to achieving success; and
●	support for team members’ professional and personal development.

The core values of integrity and ethical behavior are the pillars of our culture, and as a result, the health and safety of our employees and contractors is our highest priority. All employees are responsible for upholding Company-wide standards and values. We have policies designed to promote ethical conduct and integrity that employees are required to read and acknowledge.

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

Forward Plan

In 2023 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022, returning them back to production.

Business Strategy

Key elements of our business strategy include:

●	Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity is critical. Therefore, we plan to be highly selective in the projects we evaluate and to review opportunities to bolster our liquidity and financial position through various means.

●	Evaluate and Pursue Value-Enhancing Transactions. We plan to continuously evaluate strategic alternative opportunities with the goal of enhancing stockholder value.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that may impact oil prices in the current fiscal year and future periods include the ongoing war between Russia and Ukraine, the level of inflation and interest rates, political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since natural gas is a primary heating source.

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

Development

During 2023, our development activities will be focused on returning idle wells acquired in 2022 to production and participating in drilling projects with our joint interest operators.

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

Title to Properties

Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than preliminary review of local records).

Investigation, including a title opinion of local counsel, generally is made before commencement of drilling operations.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of December 31, 2022.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as the other information in this filing before deciding to invest in our company. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price or value of our common stock could be materially adversely affected, and you may lose all or part of your investment.

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below. These risks include, but are not limited to, the following:

●	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fully develop our undeveloped acreage positions;

●	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs on our oil and natural gas assets;

●	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

●	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;

●	future oil and natural gas production rates, and/or the ultimate recoverability of reserves, falling below estimates;

●	the ability to replace oil and natural gas reserves as they deplete from production;

●	environmental risks;

●	risks associated with our plan to develop additional operating capabilities, including the potential inability to recruit and retain personnel with the requisite skills and experience and liabilities we could assume or incur as an operator or to acquire operated properties or obtain operatorship of existing properties;

●	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

●	competition in leasing new acreage and for drilling programs with operating companies, resulting in less favorable terms or fewer opportunities being available;

●	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

●	disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, such as the coronavirus, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

●	our lack of effective disclosure controls and procedures and internal control over financial reporting;

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;

●	dilution caused by new equity or debt offerings;

●	our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

●	the speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

●	changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●	improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

●	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other stockholders;

●	our dependence on the continued involvement of our present management;

●	economic downturns and possible recessions caused thereby (including as a result of COVID-19, increases in inflation, interest rates or global conflicts, such as the current conflict in Ukraine);

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

●	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;
●	anti-takeover effects of our governing documents and Delaware law;

●	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

●	Other risks disclosed below under “Risk Factors”.

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

The price of oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the global COVID-19 outbreak, and most recently surging over $125 a barrel in early March 2022 following Russia’s invasion of Ukraine, before more recently trading around $70-$80 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2019	$66.24	$46.31	$4.25	$1.75
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Quarter ended March 31, 2023 (through February 28, 2023)	$81.62	$72.82	$3.78	$2.07

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

As described above, oil, NGLs, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and the prices received from operators of our non-operated production, and the levels of such production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs, and natural gas;

●	the domestic and foreign demand for oil, NGLs, and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs, and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs, and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs, and natural gas prices and inflation;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs, and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as previously experienced with the COVID-19 pandemic;

●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs, and natural gas producing regions, including the Middle East and South America and the recent conflict in Ukraine;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;

●	the level of global oil, NGL, and natural gas inventories and exploration and production activity;

●	authorization of exports from the United States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

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

We operate 86% of our reserves as of December 31, 2022. The remaining 14% represents working interests we own as a non-operator in a geographically and geologically diverse portfolio of oil-weighted prospects in varying stages of exploration and development. As a result, our ability to exercise influence over the operations of our non-operated properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs or control the risks could materially and adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:

●	the operator’s expertise and financial resources;

●	the rate of production of reserves, if any;

●	approval of other participants in drilling wells; and

●	selection of technology.

Certain of our non-operated wells have previously been temporarily shut-in to preserve oil and gas reserves for production during a more favorable oil price environment, and our wells may again be shut-in, should market conditions significantly deteriorate.

In early March 2020, there was a global outbreak of COVID-19 that resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020. Operators in North Dakota’s Williston Basin (including the operators of our Williston Basin wells) responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells. Operators’ decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, and ability to finance planned capital expenditures. While our producing wells are shut-in, we do not generate revenues from such wells, and would need to use our cash on hand and funds we receive from borrowings and the sale of equity in order to pay our operating expenses. A continued period of low-priced oil may make it non-economical for our wells to operate, which would have a material adverse effect on our operating results and the value of our assets. We cannot estimate the future price of oil, and as such cannot estimate, when our wells may again be shut-in by us or their third party operators.

Our business and operations have been adversely affected by the COVID-19 pandemic, and may be adversely affected by other similar outbreaks.

As a result of the COVID-19 pandemic or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, our operations, and those of our subcontractors, customers, and suppliers, have and experienced delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been adversely affected by the COVID-19 pandemic. Other contagious diseases in the human population could have similar adverse effects.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity, and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, increasing inflation and interest rates, the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, may result in an economic slowdown and/or a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which our operators can sell oil, natural gas, and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

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

The Williston Basin (Bakken and Three Forks shales) oil price differential and oil price differentials in other properties in Wyoming and Montana could have adverse impacts on our revenue.

Generally, crude oil produced from the Bakken formation in North Dakota is high quality (36 to 44 degrees API (a measure of how heavy or light a petroleum liquid is compared to water), which is comparable to West Texas Intermediate Crude (“WTI”). During 2022, our weighted average realized oil price in our Rockies region, which includes North Dakota, Montana and Wyoming was $88.54, which due to transportation costs was approximately $6.36 per barrel less than the average WTI spot price for crude oil. This discount, or differential, may widen in the future, which would reduce the price we receive for our production. We may also be adversely affected by widening differentials in other areas of operation.

Drilling and completion costs for the wells we drill in the Williston Basin are typically comparable to or higher than other areas where there is no price differential. This makes it more likely that a downturn in oil prices will result in a ceiling limitation write-down of our oil and natural gas properties. A widening of the differential would reduce the cash flow from our Williston Basin properties and adversely impact our ability to participate fully in drilling. Our production in other areas could also be affected by adverse changes in differentials. In addition, changes in differentials could make it more difficult for us to effectively hedge our exposure to changes in commodity prices.

Non-consent provisions could result in penalties and loss of revenues from wells.

Our industry partners may elect to engage in drilling activities that we are unwilling or unable to participate in during 2023 and thereafter. Our exploration and development agreements contain customary industry non-consent provisions. Pursuant to these provisions, if a well is proposed to be drilled or completed but if a working interest owner elects not to participate, the resulting revenues (which otherwise would go to the non-participant) flow to the participants until the participating parties receive from 150% to 300% of the capital they provided to cover the non-participant’s share. In order to be in position to avoid non-consent penalties and to make opportunistic investments in new assets, we will continue to evaluate various options to obtain additional capital, including debt financing, sales of one or more producing or non-producing oil and natural gas assets and the issuance of shares of our common stock.

Unanticipated costs could require new capital that may not be available.

The oil and natural gas business holds the potential opportunity for significant returns on investment, but achievement of such returns is subject to high risk. For example, initial results from one or more oil and natural gas programs could be marginal but warrant investing in more wells. Dry holes, over-budget exploration costs, low commodity prices, or any combination of these or other adverse factors, could result in production revenues falling below projections, thus adversely impacting cash expected to be available for a continued work program, and a reduction in cash available for investment in other programs. These types of events could require a reassessment of priorities and therefore potential re-allocations of existing capital and could also mandate obtaining new capital. There can be no assurance that we will be able to complete any financing transaction on acceptable terms.

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

If our access to oil and natural gas markets is restricted, it could negatively impact our production and revenues. Securing access to takeaway capacity may be particularly difficult in less developed areas of the Williston Basin and Montana and Wyoming.

Market conditions or limited availability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and other midstream facilities. The ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, rail transportation and processing facilities owned and operated by third parties. In particular, access to adequate gathering systems or pipeline or rail takeaway capacity is limited in the Williston Basin and in Montana and Wyoming. In order to secure takeaway capacity and related services, we or our operating partners may be forced to enter into arrangements that are not as favorable to operators as those in other areas.

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

At December 31, 2022, 99% of our estimated proved reserves were developed producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells, volumetric analysis or probabilistic methods, in contrast to the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations.

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

From time to time, we use derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying our oil and natural gas production. We have in the past, and to the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may in the future, be prevented from fully realizing the benefits of increases in oil and/or gas prices above the prices established by our hedging contracts. For example, in January 2022, the Company entered into NYMEX WTI crude oil commodity derivative contracts for 2022 and 2023 production. The Company entered into commodity derivative collar contracts for a total of 210,500 Bbls of crude oil from February 1, 2022 to December 31, 2022 with a floor of $65.00 and a ceiling of $89.40 and 211,500 Bbls of crude oil from January 1, 2023 to December 31, 2023 with a floor of $60.00 and a ceiling of $81.04. For the years ended December 31, 2022 and 2021, we had a total net derivative loss on oil and gas contracts of $5.7 million and $0.3 million, respectively. See Note 7 Commodity Derivatives to the footnotes to the financial statements included herein under “Item 8. Financial Statements and Supplementary Data”. Our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Our hedges have in the past and may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of oil and gas and may also increase our margins and decrease our net revenues.

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

Derivative instruments also expose us to the risk of financial loss in some circumstances, including when:

●	the counter-party to the derivative instrument defaults on its contract obligations;
●	there is an increase in the differential between the underlying price in the derivative instrument and actual prices received (as existed in 2021and 2022); or
●	the steps we take to monitor our derivative financial instruments do not detect and prevent transactions that are inconsistent with our risk management strategies.

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

Our producing properties are primarily located in North Dakota, Montana, Wyoming, New Mexico, Texas Oklahoma and Kansas, making us vulnerable to risks associated with having operations concentrated in these geographic areas.

Because our operations are geographically concentrated in North Dakota, Montana, Wyoming, New Mexico, Texas, Oklahoma and Kansas the success and profitability of our operations may be disproportionally exposed to the effect of regional events. These include, among others, regulatory issues, natural disasters and fluctuations in the prices of crude oil and natural gas produced from wells in the region and other regional supply and demand factors, including gathering, pipeline and other transportation capacity constraints, available rigs, equipment, oil field services, supplies, labor and infrastructure capacity. Any of these events has the potential to cause producing wells to be shut-in, delay operations and growth plans, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration. In addition, our operations in North Dakota, Montana, Wyoming, New Mexico, Texas, Oklahoma and Kansas, may be adversely affected by seasonal weather and lease stipulations designed to protect wildlife, which can intensify competition for services, infrastructure and equipment during months when drilling is possible and may result in periodic shortages. Any of these risks could have a material adverse effect on our financial condition and results of operations.

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

Oil and natural gas operations in the North Dakota, Montana, Wyoming and the Texas Gulf Coast can be adversely affected by seasonal weather conditions. In North Dakota, Montana and Wyoming, drilling and other oil and natural gas activities sometimes cannot be conducted as effectively during the winter months, and this can materially increase our operating and capital costs. Texas Gulf Coast operations are also subject to the risk of adverse weather events, including hurricanes.

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

The properties we acquired in 2022 may be subject to liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations as a result of such acquisitions.

We may fail to realize the anticipated benefits of the acquisitions we completed in 2022 and may assume unanticipated liabilities.

The success of our 2022 acquisitions will depend on, among other things, our ability to combine our assets and the acquired assets in a manner that realizes the various benefits, growth opportunities and synergies identified by combining our assets with the acquired assets. Achieving the anticipated benefits of the acquisition is subject to a number of risks and uncertainties. Completing the integration process may be more expensive than anticipated, and we cannot assure you that we will be able to affect the integration of these operations smoothly or efficiently or that the anticipated benefits of the purchase will be achieved.

Risks Related to Our Financial Statements

We have written down, and may in the future be forced to further write-down, material portions of our assets due to low oil and natural gas prices.

The full cost method of accounting is used for oil and gas acquisition, exploration, development and production activities. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities, but does not include any costs related to production, general corporate overhead or similar activities. Proceeds received from disposals are credited against accumulated cost, except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and natural gas reserves. Excluded from amounts subject to depreciation, depletion and amortization are costs associated with unevaluated properties.

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

We perform a quarterly ceiling test for our only oil and natural gas cost center, which is the United States. During 2022 and 2021, we did not record ceiling test write-downs, however, during 2020, our capitalized costs for oil and natural gas properties exceeded the ceiling and, therefore, we recorded an aggregate ceiling test write-down of $2.9 million. The ceiling test incorporates assumptions regarding pricing and discount rates over which we have no influence in the determination of present value In arriving at the ceiling test for the year ended December 31, 2022, we used an average price applicable to our properties of $93.67 per barrel for oil and $6.36 per Mcfe for natural gas, based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period, to compute the future cash flows of each of the producing properties at that date.

Capitalized costs associated with unevaluated properties include exploratory wells in progress, costs for seismic analysis of exploratory drilling locations, and leasehold costs related to unproved properties. During 2020, the COVID-19 pandemic has led to an economic downturn resulting in lower oil prices which required us to incur material write-downs. Unevaluated properties not subject to depreciation, depletion and amortization amounted to an aggregate of approximately $1.6 million as of December 31, 2022. These costs will be transferred to evaluated properties to the extent that we subsequently determine the properties are impaired or if proved reserves are established. During 2020, we impaired $2.1 million of unevaluated properties and reclassified these amounts to the full cost pool.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective for periods since 2017. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below.

As of December 31, 2022, we have identified the following material weaknesses:

●

Third party information technology general controls (“ITGCs”) related to our accounting system were not designed appropriately and reliance could not be placed on the processing integrity of the accounting system.

●

Certain control activities with a review component were not implemented and operating effectively for a sufficient portion of the year and did not include sufficient evidence of review procedures performed or formal approval by the reviewer.

●	Certain business process controls were not implemented for a sufficient portion of the year and did not include sufficient evidence of operation.

As a result, our management also concluded that our disclosure controls and procedures were not effective as of December 31, 2022, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately December 31, 2016.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management does not expect that our internal controls and disclosure controls, even assuming all material weaknesses and control deficiencies are remediated, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may not be detected.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

2022 saw significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during 2022 has partially been due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein.

Risks Related to Management, Employees and Directors

Potential conflicts of interest could arise for certain members of our Board of Directors that hold management positions with other entities and also represent our majority stockholders.

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

Certain of our directors beneficially own approximately 57.0% of our outstanding common stock, which gives them majority voting control over stockholder matters, and each are also party to a Nominating and Voting Agreement, which allows them to control who is appointed to the Board of Directors of the Company and their interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable Nasdaq Capital Market Rules.

John A. Weinzierl, Duane H. King and Joshua Batchelor, our Chairman, director and director, respectively, beneficially own an aggregate of 14,107,140 shares of our common stock, representing approximately 53.3% of our outstanding common stock, including approximately 18.4%, 7.7% and 25.7% of our common stock beneficially owned by each of John A. Weinzierl, Duane H. King and Joshua Batchelor. As such, Messrs. Weinzierl, King and Batchelor can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our Certificate of Incorporation or Bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Messrs. Weinzierl’s, King’s and Batchelor’s interests may generally be aligned with the interests of our stockholders, in some instances Messrs. Weinzierl, King and Batchelor may have interests different than the rest of our stockholders. Messrs. Weinzierl’s, King’s and Batchelor’s influence or control of our company as stockholders may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Messrs. Weinzierl, King and Batchelor control the stockholder vote, investors may find it difficult to replace Messrs. Weinzierl, King and Batchelor (and such persons as they may appoint from time to time) as members of our management and board of directors if they disagree with the way our business is being operated. Additionally, the interests of Messrs. Weinzierl, King and Batchelor may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Separately, each of the entities controlled by Messrs. Weinzierl, King and Batchelor entered into an Amended and Restated Nominating and Voting Agreement with us and certain of their affiliates and other third parties. The A&R Agreement provides that each of Lubbock, Synergy and Banner (each a “Nominating Party”) has the right to designate for nomination to the Board two nominees (for so long as such Nominating Party (and its affiliates) beneficially owns at least 15% of the Company’s outstanding common stock) and one nominee (for so long as such Nominating Party (and its affiliates) beneficially owns at least 5% of the Company’s common stock), for appointment at any stockholder meeting or via any consent to action without meeting of the stockholders of the Company. The A&R Agreement also requires the Board to include such nominees in the slate of directors up for appointment at each meeting of stockholders where directors will be appointed, and take other actions to ensure that such persons are elected to the Board by the stockholders of the Company. Pursuant to the A&R Agreement, if any Nominating Party’s Seller Nominated Party ceases for any reason to serve on the Board, such Seller Nominated Party will be provided the right to appoint another person to the Board, who shall be appointed to the Board pursuant to the power to fill vacancies given to the Board without a stockholder vote, by the Bylaws of the Company.

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

As a “controlled company,” we may elect to rely on some or all of these exemptions, provided that we have to date not taken advantage of any of these exemptions and do not currently intend to take advantage of any of these exemptions moving forward. Notwithstanding that, should the interests of Messrs. Weinzierl, King and Batchelor differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Capital Market corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer and Chief Financial Officer, Ryan L. Smith. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Smith. We do not believe that Mr. Smith could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Smith or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. The Company entered into an agreement with Mr. Smith on May 5, 2022. The term of Mr. Smith’s Employment Agreement commenced on May 5, 2022, and has an initial term expiring January 1, 2024, subject to automatic one-year renewals thereafter in the event neither party provides the other at least 60 days prior written notice of their intention not to renew the terms of the agreement.

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

Risks Related to Our Common Stock

We currently have 245,000,000 shares of common stock authorized and there may be future issuances of sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

The exercise of any options granted to executive officers and other employees under our equity compensation plans could have an adverse effect on the market price of the shares of our common stock. Additionally, we are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, and currently have 245,000,000 authorized shares of common stock, provided that we are subject to the requirements of The NASDAQ Capital Market (“NASDAQ”)(which generally requires stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offering and/or sales which are undertaken at or above the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price for the five trading days preceding the signing of the binding agreement). Issuances of a substantial number of shares of our common stock and/or sales of a substantial number of shares of our common stock in the public market or the perception that such issuances or sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in the future, including in connection with any future offering, will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future issuances or offerings. Accordingly, our stockholders bear the risk that our future issuances and/or offerings will reduce the market price of our common stock and dilute their stock holdings in us.

We have established preferred stock which can be designated by the Board of Directors without stockholder approval.

We have 5,000,000 shares of preferred stock authorized (none of which are outstanding). Shares of preferred stock may be designated and issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional, or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have voting power over our shares or provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences (including, but not limited to voting rights) greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of preferred stock, which could cause substantial dilution to our existing stockholders or result in a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our stockholders, subject to NASDAQ rules and regulations, our stockholders will have no control over what designations and preferences our future preferred stock, if any, will have.

Our stock price has historically been and is likely to continue to be, volatile.

Our stock is traded on The NASDAQ Capital Market under the symbol “USEG”. During the last 52 weeks, our common stock has traded as high as $8.36 per share and as low as $1.37 per share. We expect our common stock will continue to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

●	price volatility in the oil and natural gas commodities markets;
●	variations in our drilling, recompletion and operating activity;
●	relatively small amounts of our common stock trading on any given day;
●	additions or departures of key personnel;
●	legislative and regulatory changes; and
●	changes in the national and global economic outlook, including, but not limited to, as a result of inflation and interest rates, and global conflicts, including the current ongoing conflict between Ukraine and Russia).

The stock market has recently experienced significant price and volume fluctuations, and oil and natural gas prices have declined significantly. These fluctuations have particularly affected the market prices of securities of oil and natural gas companies like ours.

Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity, at least $35 million in market value of listed securities or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not have at least $35 million in market value of listed securities, and we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

We may not be able to continue to pay dividends on our common stock in the future which could impair the value of such stock.

Under Delaware law, dividends to stockholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared. We have initiated and paid a quarterly dividend on our common stock since March 2022. We may not be able to legally pay a dividend in the future pursuant to Delaware law and/or our Board of Directors may choose to discontinue our dividend in the future. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. In the event we cease paying a dividend or reduce our current quarterly dividend, the value of our common stock may decline in value.

A sale of a substantial number of registered shares of common could cause the price of our common stock to decline and make it harder for us to sell equity in the future.

We have registered the resale of 19,905,736 shares of common stock pursuant to a Form S-3 Registration Statement, which shares of common stock represent approximately 78.9% of our outstanding shares of common stock. Such shares of common stock may be resold in the public market immediately without restriction. The registered shares represent a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, could significantly depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate.

Risks Relating to Our Governing Documents and Delaware Law

Our Certificate of Incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Article VI.B. of our Certificate of Incorporation provides for indemnification as follows: “To the fullest extent permitted by applicable law, as the same exists or may hereafter be amended, the Corporation shall indemnify and hold harmless each person who is or was made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (a “proceeding”) by reason of the fact that he or she is or was a director or officer of the Corporation or, while a director or officer of the Corporation, is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, other enterprise or nonprofit entity, including service with respect to an employee benefit plan (an “indemnitee”), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent, or in any other capacity while serving as a director, officer, employee or agent, against all liability and loss suffered and expenses (including, without limitation, attorneys’ fees, judgments, fines, ERISA excise taxes and penalties and amounts paid in settlement) reasonably incurred by such indemnitee in connection with such proceeding. The Corporation shall to the fullest extent not prohibited by applicable law pay the expenses (including attorneys’ fees) incurred by an indemnitee in defending or otherwise participating in any proceeding in advance of its final disposition; provided, however, that, to the extent required by applicable law, such payment of expenses in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking, by or on behalf of the indemnitee, to repay all amounts so advanced if it shall ultimately be determined that the indemnitee is not entitled to be indemnified under Article VI.B. of the Certificate of Incorporation or otherwise.”

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

General Risk Factors

Because we are a smaller reporting company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

The marketability of our production is dependent upon oil and natural gas gathering and transportation and storage facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements have had a material adverse effect on our revenue in the past and may again in the future.

The unavailability of satisfactory oil and natural gas transportation arrangements has in the past hindered our access to oil and natural gas markets and has delayed production from our wells. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of reserves to pipelines, terminal facilities and storage facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain these services on acceptable terms has in the past, and could in the future, materially harm our business. We do not expect to purchase firm transportation capacity on third-party facilities. Therefore, we expect the transportation of our production to be generally interruptible in nature and lower in priority to those having firm transportation arrangements.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties’ control when or if such facilities are restored after disruption, and what prices will be charged for products. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

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

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock, or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of The NASDAQ Capital Market (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offering and/or sales which are undertaken at or above the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price for the five trading days preceding the signing of the binding agreement), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

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

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, access to capital and the market for oil and gas. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources, suppliers and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

SEC rules could limit our ability to book additional proved undeveloped reserves (“PUDs”) in the future.

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill or plan on delaying those wells within the required five-year timeframe.

Future changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our oil and gas properties are described below and under Item 8, Notes 5 and 16 of the Notes to Consolidated Financial Statements under the captions “Oil and Natural Gas Producing Activities” and “Supplemental Oil and Natural Gas Information (Unaudited)”, respectively.

Oil and Natural Gas Interests

Reserve estimates are based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period. Reserve estimates as of December 31, 2022, 2021 and 2020 are based on the following average prices, in each case as adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis:

	Average Price During
	2022	2021	2020

Oil (per Bbl)	$93.67	$66.56	$39.57
Gas (per Mcfe)	$6.36	$3.60	$1.99

Presented below is a summary of our proved oil and natural gas reserve quantities, all of which are located in the United States, as of the end of each of our last three fiscal years:

	As of December 31,
	2022 (1)			2021 (1)			2020(1)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)

Proved developed	5,109	16,317	7,828	1,022	1,938	1,345	871	1,677	1,151
Proved non-producing	31	31	36	-	-	-	105	-	105
Proved undeveloped	-	-	-	-	-	-	-	-	-

Total proved reserves	5,140	16,348	7,864	1,022	1,938	1,345	976	1,677	1,256

(1)	Our reserve estimates as of December 31, 2022, 2021 and 2020 are based on reserve reports prepared by Don Jacks, PE. A copy of Mr. Jacks’ latest report is filed as an exhibit to this annual report on Form 10-K.

Internal Controls Over Proved Reserve Estimates

Our internal controls over the recording of proved reserves are structured to objectively and accurately estimate our reserve quantities and values in compliance with the SEC’s regulations. Our process for managing and monitoring our proved reserves is delegated to On Point Resources, a third-party independent petroleum engineering company. Oversight is provided by management and the Audit Committee of our Board of Directors, as discussed below.

On Point Resources’ principal, Don Jacks has worked in the energy industry since 1981 and has been contracted by the Company to perform our proved reserve estimates since 2019. He holds a Bachelor of Science Degree and a Master of Science Degree in Petroleum Engineering from The University of Texas at Austin and has been a Registered Professional Petroleum Engineer in the state of Texas since 1992. He is also a member of the Society of Petroleum Evaluation Engineers (SPEE) and has been a chapter officer since 2005. Technical and engineering reviews of our assets are performed quarterly by Mr. Jacks and reported to our management. Data obtained from these reviews, in conjunction with economic data and our ownership information, is used in making a determination of estimated proved reserve quantities.

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

As of December 31, 2022, our proved reserves totaled 7,865 MBOE, of which 100 % were classified as proved developed. On a BOE basis, approximately 65% of the total proved reserves are derived from 5,140 MBbls of oil and 35% is derived from 16,348 MMcfe of natural gas and NGLs. See the “Glossary of Oil and Natural Gas Terms” above for an explanation of these and other terms.

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

Proved Undeveloped Reserves. As of December 31, 2022, 2021 and 2020, we did not record any proved undeveloped (“PUD”) reserves due to the lack of an approved development plan for development of potential PUD reserves and uncertainty in 2021 and 2020 regarding the availability of capital that would be required to develop any PUD reserves. Currently, we are evaluating potential PUD locations, which may result in future PUD reserves.

Oil and Natural Gas Production, Production Prices, and Production Costs. The following table sets forth certain information regarding our net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Production Volume
Oil (Bbls)	396,456	93,722	60,469
Natural gas (Mcfe)	1,344,736	176,657	116,085
BOE	620,579	123,165	79,816

Daily Average Production Volume
Oil (Bbls per day)	1,086	257	165
Natural gas (Mcfe per day)	3,684	484	317
BOE per day	1,700	337	218

Net prices realized(1)
Oil per Bbl	$91.54	$63.55	$35.18
Natural gas per Mcfe	6.14	3.97	1.75
Oil and natural gas per BOE	71.79	54.05	29.19

Operating Expenses per BOE
Lease operating expenses and production taxes	$32.63	$22.38	$21.34
Depletion, depreciation and amortization	15.31	4.61	5.09

(1)	Net prices realized represent actual prices realized without regard to the effects of commodity derivatives.

We encourage you to read this information in conjunction with the information contained in our financial statements and related notes included in Item 8 of this annual report on Form 10-K under “Financial Statements and Supplemental Data”.

The following table provides a regional summary of our production for the years ended December 31, 2022, 2021 and 2020

	2022			2021			2020
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)

Rockies	161,655	223,394	198,887	45,560	96,730	61,682	38,021	65,059	48,864
South Texas	65,493	107,090	83,342	14,321	23,273	18,200	18,687	30,080	23,700
West Texas	57,721	64,100	68,404	15,441	59,193	25,307	2,472	12,766	4,600
Gulf Coast	40,318	73,745	52,608	17,971	-	17,971	991	-	991
Mid-continent	71,269	876,407	217,338	429	(2,539)	5	298	8,180	1,661

Total	396,456	1,344,736	620,579	93,722	176,657	123,165	60,469	116,085	79,816

Drilling and Other Exploratory and Development Activities. The following table sets forth information with respect to development and exploratory activity on wells in which we own an interest during the periods ended December 31, 2022, 2021 and 2020.

	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	8	0.24	-	-	-	-
Non-productive	-	-	-	-	-	-

Sub-total	8	0.24	-	-	-	-

Exploratory wells:
Productive	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-

Sub-total	-	-	-	-	-	-

Total	8	0.24	-	-	-	-

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

Present Activities. As of April 12, 2023, we are not drilling or participating in the drilling of any wells, however, we are in the process of returning to production idle wells we acquired in 2022.

Oil and Natural Gas Properties, Wells, Operations and Acreage. The following table summarizes information about our gross and net productive wells as of December 31, 2022.

	Gross Producing Wells			Net Producing Wells			Average Working Interest
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total

Rockies	405	5	410	307.7	5.0	312.7	75.9%	100.0%	76.2%
South Texas	29	1	30	12.2	1.0	13.2	42.0%	100.0%	43.9%
Gulf Coast	36	6	42	32.9	5.2	38.1	91.3%	87.1%	90.7%
West Texas	93	2	95	84.4	0.8	85.2	90.8%	0.4%	89.6%
Mid-continent	153	37	190	129.7	16.1	145.8	84.8%	43.7%	76.8%

Total	716	51	767	566.9	28.1	595.0	79.2%	55.1%	77.6%

Wells are classified as oil or natural gas wells according to the predominant production stream.

Acreage. The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2022:

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net

North Dakota	227,652	128,800	-	-	227,652	128,800
South Texas	9,583	2,533	4,065	449	13,648	2,982
Gulf Coast	2,534	994	-	-	2,534	994
West Texas	34,678	16,888	-	-	34,678	16,888
Mid-Continent	36,038	20,532	-	-	36,038	20,532

Total	310,485	169,747	4,065	449	314,550	170,196

As a non-operator, we are subject to lease expiration if the operator does not commence the development of operations within the agreed terms of our leases. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have commenced. As of December 31, 2022, all of our acreage is held by production.

Real Estate

In August 2021, we sold our 30,400 square-foot office building and 14- acre tract we owned in Riverton, Wyoming. The office building once served as our corporate headquarters but was rented to non-affiliates and government agencies. We received net proceeds of $440 thousand on the sale of the building and land and recorded a loss of $151 thousand in 2021. In addition, we own three city lots covering 13.84 acres adjacent to the office building that are currently listed for sale. We expect to sell these lots in 2023. However, there can be no assurance that sales of any of these lots will be completed on the terms, or in the time frame, we expect or at all.

Office Space

As of April 12, 2023, we have leased office space as summarized in the table below:

Approximate Square Footage Leased
Houston-corporate office	11,000

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

Holders

As of April 12, 2023, we had 25,234,672 shares of common stock issued and outstanding held by 384 stockholders of record.

Dividends

We paid three cash quarterly dividends on common stock during fiscal year 2022 totaling an aggregate of $1.7 million, or $0.0225 per share per quarter. We did not pay dividends on common stock in fiscal years 2021 and 2020. The determination to pay dividends on our common stock is at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, provided that we currently anticipate continuing to pay dividends on our common stock during 2023.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2022, or for the period from January 1, 2023 to the filing date of this report, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

During the quarter ended December 31, 2022, the Company did not repurchase any shares of its common stock.

Item 6. [Reserved]

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2022 and 2021.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

Recent Developments

Acquisitions

On January 5, 2022, we closed the acquisitions of assets from three separate Purchase and Sale Agreements entered into by the Company on October 4, 2021, with (i) Lubbock Energy Partners LLC, (ii) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (iii) Synergy Offshore LLC for approximately $68.7 million. The acquisition has an effective date of January 1, 2022. The purchase price included payment of $1.25 million in cash and issuance of 19,905,736 shares of our common stock, valued at $64.7 million. In addition, we assumed Banner’s debt of approximately $3.3 million and derivative positions, which were in a loss position of $3.1 million. The assets acquired include certain oil and gas properties representing a diversified, portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets.

On May 3, 2022, the Company acquired certain operated oil and gas producing properties in Liberty County, Texas, adjacent to its existing assets in the area, for $1.0 million in an all-cash transaction. The effective date of the transaction was April 1, 2022. The assets include approximately 1,022 acres, which are 100% held by production, a gas pipeline and associated infrastructure. In addition, the Company assumed suspense accounts of $0.2 million and asset retirement obligations of $0.5 million. The Company accounted for the acquisition as an asset acquisition.

On June 29, 2022, the Company entered into a Purchase and Sale Agreement (the “PSA”) with ETXENERGY, LLC (the “Seller”). Pursuant to the PSA, we agreed to acquire all of the Seller’s rights to, and interest in, certain operated producing properties totaling approximately 16,600 net acres, located in Henderson and Anderson Counties, Texas, adjacent to the Company’s existing assets in the area. Substantially all of the acreage is developed and/or held by production. The acquisition also included certain wells, pipelines, contracts, technical data, records, personal property and hydrocarbons associated with the Properties, including two pipeline gathering systems and related infrastructure (collectively with the oil and gas properties to be acquired, the “ETXEnergy Assets”). The PSA closed on July 27, 2022, at which time we acquired the ETXEnergy Assets in consideration for the purchase price of $11.875 million in cash, less purchase price adjustments. The effective date of the acquisition was June 1, 2022.

On July 26, 2022, in anticipation of the closing of the PSA, we entered into a letter agreement with Firstbank whereby we increased our borrowing base under the Credit Agreement from $15 million to $20 million, and paid the administrative agent an upfront fee of $32,500 in connection with such increase (the “Borrowing Base Increase”).

Volatility in Commodity Prices

Commodity prices remained steady during the fourth quarter of 2022 as demand has continued to outpace relative supply. While recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to decline in the first quarter of 2023 from their earlier highs in 2022, worldwide commodity demand continues to exceed pre COVID-19 pandemic levels. Although supply has increased, it has been constrained and pricing has been affected, in part by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the associated effect of trade sanctions on imports of oil and natural gas from Russia. Because the factors mentioned above could suddenly change or reverse, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility, and future disruptions could result in industry-specific impacts.

Rising Inflation and Interest Rates

Reversing a trend experienced in 2020 in connection with the impact of COVID-19 and historically low crude oil prices, the cost of oilfield services, equipment and materials began to rise in 2021 and continued to rise through 2022 in conjunction with the significant increase in commodity prices, labor tightening and supply chain disruptions caused by the COVID-19 pandemic. In addition to the inflationary pressures on our operating and capital costs, rising interest rates as a result of the Federal Reserve tightening monetary policy have increased our borrowing costs on debt under our credit agreement and may limit our ability to access debt capital markets. Additional increases in interest rates have the potential to increase our cost of borrowing even more.

Plan of Operations and Strategy

In 2023 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022 to return them to production.

Key elements of our business strategy include:

●	Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity is critical. Therefore, we plan to be highly selective in the projects we evaluate and to review opportunities to bolster our liquidity and financial position through various means.

●	Evaluate and Pursue Value-Enhancing Transactions. We plan to continuously evaluate strategic alternative opportunities with the goal of enhancing stockholder value.

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

The sum of net capitalized costs and estimated future development and dismantlement costs for each country-wide cost center are amortized using the equivalent unit-of-production method, based on proved oil and natural gas reserves. The capitalized costs are amortized over the life of the reserves associated with the assets, with the DD&A recognized in the period that the reserves are produced. DD&A is calculated by dividing the period’s production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our DD&A per unit. Costs associated with production and general corporate activities are expensed in the period incurred.

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

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 606-Revenue from Contracts with Customers. See Note 3- Revenue From Contracts With Customers to our consolidated financial statements included in Item 8 of this report on Form 10-K under “Financial Statements and Supplementary Data”.

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

Results of Operations

Comparison of our Statements of Operations for the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, we recorded a net loss of $1.0 million as compared to a net loss of $1.7 million for the year ended December 31, 2021. In the following sections we discuss our revenue, operating expenses, and non-operating income (expense) for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the years ended December 31, 2022 and 2021 (dollars in thousands, except average sales prices):

			Change
	2022	2021	Amount	Percent

Revenue:
Oil	$36,293	$5,956	$30,337	509%
Gas	8,259	702	7,557	1,076%
Total	$44,552	6,658	$37,894	569%

Production quantities:
Oil (Bbls)	396,456	93,722	302,734	323%
Gas (Mcfe)	1,344,736	176,657	1,168,079	661%
BOE	620,579	123,165	497,414	404%
BOE per day	1,700	337	1,363	404%

Average sales prices:
Oil (Bbls)	$91.54	$63.55	$27.99	44%
Gas (Mcfe)	6.14	3.97	2.17	55%
BOE	71.79	54.05	17.74	33%

The increase in our oil and gas revenue of $37.9 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due primarily to an increase in oil production of 323% and an increase in natural gas and liquids production of 661%. The realized price received for our oil production increased 44% and the realized price received for our natural gas production increased 55% for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in oil and natural gas and liquids production is primarily related to production for the properties acquired in January and July 2022. The increase in crude oil and natural gas and liquids prices is partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Additionally, prices increased from 2021 due to stronger demand for crude oil on a global basis as the world recovered from government mandated lockdowns which began in mid-March 2020 and continued into 2021, which were put in place to reduce the spread of COVID-19.

For the year ended December 31, 2022, we produced 620,579 BOE, or an average of 1,700 BOE per day, as compared to 123,165 BOE or 337 BOE per day, during the comparable period in 2021; however, the production mix shifted to become slightly less oil weighted in 2022, due to the acquisitions completed in January and July 2022, of operated properties with relatively more natural gas production. During the year ended December 31, 2022, our BOE production mix was 64% oil and 36% natural gas and liquids compared to 76% oil and 24% natural gas and liquids in the comparable period of 2021.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the years ended December 31, 2022 and 2021 (in thousands):

			Change
	2022	2021	Amount	Percent

Lease operating expenses	$17,240	$2,421	$14,819	612%
Production taxes	3,010	471	2,539	539%

Total	$20,250	$2,892	$17,358	600%

For the year ended December 31, 2022, lease operating expenses were $17.2 million or $27.78 per BOE, an increase of $14.8 million when compared to the $2.4 million or $19.66 per BOE for the year ended December 31, 2021. The increase in lease operating expense was due to increased activity as a result of the properties acquired in January and July 2022. Lease operating expense includes expense workovers, which for the year ended December 31, 2022 were $6.26 per BOE. The expensed workovers were primarily in our West Texas region where we were required to perform mechanical integrity tests on shut-in wells. During the year ended December 31, 2022, we also experienced significant cost increases for services and materials, including tubing, and rental equipment.

For the year ended December 31, 2022, production taxes were $3.0 million, an increase of $2.5 million, or 539%, compared to $0.5 million in the comparable period of 2021. This increase was attributable to the increase in oil revenues of 509% related to the increases in production from properties acquired in January and July 2022 and the increase in pricing as discussed above.

Depreciation, Depletion, Accretion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the year ended December 31, 2022, was $13.74 per BOE, compared to $3.98 per BOE for the year ended December 31, 2021. The increase in the DD&A rate was related to the acquisition of properties in January 2022 and July 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. DD&A was $9.6 million for the year ended December 31, 2022, compared to $0.6 million for the year ended December 31, 2021.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

			Change
	2022	2021	Amount	Percent

Compensation and benefits, including directors	$7,444	$2,622	$4,822	184%
Professional fees, insurance and other	3,713	2,013	1,700	84%
Total	$11,157	$4,635	$6,522	141%

General and administrative expenses increased by $6.5 million during the year ended December 31, 2022, as compared to the prior year period. The increase was primarily attributable to an increase of $2.5 million in stock-based compensation related to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were in connection with new directors and officers appointed as a result of the January 2022 acquisition. Compensation and benefits increased $4.8 million due to the addition of 36 employees as of December 31, 2022, when compared to December 31, 2021, relating to new employees acquired in the January 2022 acquisition and employees hired subsequently to manage the acquired properties. Professional fees, insurance and other expenses increased $1.7 million, primarily due to increases in consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the years ended December 31, 2022 and 2021 (in thousands):

			Change
	2022	2021	Amount	Percent

Commodity derivative loss, net	(5,682)	(260)	(5,422)	-2,085%
Marketable equity securities (loss) gain	(83)	10	(93)	-930%
Impairment and loss on real estate held for sale	(75)	(151)	76	50%
Other (expense) income	(10)	123	(133)	-108%
Interest expense, net	(544)	(57)	(487)	-854%
Total non-operating expense	$(6,394)	$(335)	$(6,059)	-1,809%

Commodity derivative loss is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the year ended December 31, 2022, we recognized losses on commodity derivative contracts we assumed in the January 2022 acquisition, as wells as, contracts we added during the period of $5.7 million. See “Note 7-Commodity Derivatives” in the notes to the consolidated financial statements.

Loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the year ended December 31, 2022, we recognized an unrealized loss on marketable equity securities of $83 thousand as compared to a gain of $10 thousand for the comparable period of 2021.

Impairment and loss on real estate held for sale for the year ended December 31, 2022 of $75 thousand is related to impairment we recorded as a result of a reduction in the price we expect to receive for our 13-acre land parcel in Riverton, Wyoming, which is classified as held for sale. The $151 thousand of impairment and loss on real estate held for sale for the year ended December 31, 2021, represents a realized loss on the sale of a building in Riverton, Wyoming, which was sold in August 2021.

Interest, net, represents the interest related to our Credit Facility with Firstbank Southwest. On July 26, 2022, we borrowed $10.7 million on the Credit Facility in order to facilitate our acquisition of the East Texas assets from ETXENERGY, LLC. The balance outstanding on the Credit Facility as of December 31, 2022 was $12.0 million. See “Note 6-Debt” in the notes to the consolidated financial statements.

Liquidity and Capital Resources

Based on the current commodity price environment and the derivative contracts that we have entered into we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations for the next 12 months.

As described above under “Item 1. Business-Recent Events” on January 5, 2022, we closed the acquisition of certain oil and gas properties, representing a diversified, portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition has generated significant cash flow. In connection with the acquisition, we entered into a five-year credit agreement with Firstbank Southwest as administrative agent for one or more lenders, which provides for a reserve-based, revolving line of credit with a borrowing base of $20 million. As of April 12, 2022, we have drawn $12.0 million on the facility, leaving us with available borrowing capacity of $8 million.

We have derivative contracts, with a mark-to-market liability position of $1.7 million at December 31, 2022. The derivative contacts will be settled monthly in 2023.

The following table sets forth certain measures about our liquidity as of December 31, 2022 and 2021, in thousands:

	2022	2021	Change

Cash and equivalents	$4,411	$4,422	$(11)
Working capital deficit (1)	(3,050)	3,233	(6,283)
Total assets	117,961	17,663	100,298
Outstanding debt	12,000	-	12,000
Total shareholders’ equity	78,354	13,435	65,131

Select Ratios:
Current ratio (2)	0.73 to 1.00	2.18 to 1.00
Debt-to-equity ratio (3)	0.15 to 1.00	Not applicable

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt-to-equity ratio is computed by dividing total debt by total shareholders’ equity.

As of December 31, 2022, we had a working capital deficit of $3.1 million compared to a working capital surplus of $3.2 million as of December 31, 2021, a decrease in working capital of $6.3 million. However, when including borrowing capacity under the credit facility of $8.0 million, as of December 31, 2022, we have a working capital surplus of $4.9 million. The decrease in working capital of $6.3 million is mainly due to an increase in accounts payable and accrued expenses of $6.5 million as a result of the acquisitions completed during the year, of which $3.5 million relates to an increase in royalties payable. The commodity derivative liabilities of $1.7 million and the increase in the current portion of our asset retirement obligation of $0.7 million also contributed to the reduction in working capital. These reductions were partially offset by increases in oil and gas sales receivables of $2.4 million,

As of December 31, 2022, we had cash and cash equivalents of $4.4 million and accounts payable and accrued liabilities of $7.8 million. As of December 31, 2021, we had cash and cash equivalents of $4.4 million and accounts payable and accrued liabilities of approximately $1.4 million.

If we have needs for financing in 2023, alternatives that we will consider would potentially include borrowing amounts on our Credit Agreement, selling all or a partial interest in certain of our oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions in public or private offerings, which may result in significant dilution to existing stockholders, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$10,898	$(153)	$11,051
Investing activities	(16,949)	(3,325)	(13,624)
Financing activities	6,040	5,046	994

Operating Activities. Cash provided by operating activities for the year ended December 31, 2022, was $11.0 million as compared to cash used in operating activities of $0.2 million for 2021, an increase of $11.2 million. The increase in cash provided by operating activities is mainly attributable increases in revenues from the acquisitions completed in 2022, which were partially offset by increases in payments for operating and general and administrative expenses.

Investing Activities. Cash used in investing activities for the year ended December 31, 2022, was $17.0 million compared to cash used in investing activities of $3.3 million for 2021, an increase of $13.6 million. The primary use of cash in our investing activities for the year ended December 31, 2022, was $12.7 for acquisitions of East Texas assets and Liberty County, Texas assets and development activities on acquired shut-in wells to return them to production. The comparable number in 2021 mainly represents $1.5 million in deposits paid to the sellers of the assets acquired in January 2022, $0.8 million in transaction costs paid in 2021 but related to the January 2022 acquisition and capital expenditures incurred in 2021 for work related to returning idle wells to production in our Gulf Coast region.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2022, was $6.0 million as compared to cash provided by financing activities of $5.0 million for the comparable period in 2021. The cash provided by financing activities during the year ended December 31, 2022, was primarily attributable to net borrowings under our credit facility of $8.6 million, which was partially offset by dividends paid on our common stock of $1.7 million. The comparable number in 2021 represents cash received of $5.3 million from the sale of 1.1 million shares of common stock in an underwritten offering which closed in February 2021, which was partially offset by payments on our premium finance note of $0.2 million.

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

As of December 31, 2021 and during the first three quarters of 2022, the Company reported material weaknesses in our internal controls over financial reporting related to segregation of duties and the insufficient design and operation of internal controls over financial reporting. In addition, we did not have adequate controls to ensure the accuracy of the disclosures related to the accounting for and valuation of the acquisition completed in January 2022. In response to these material weaknesses, the Company hired additional accounting staff throughout the year and during the third and fourth quarter of the year began implementing appropriately designed internal controls that define segregated roles and responsibilities for accounting activities. We also engaged outside consulting resources in the areas of technical accounting and taxation to improve the accuracy of our accounting, valuation and disclosures related to acquisitions of oil and gas properties.

Management’s Report on Internal Control Over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer (Principal Accounting/Financial Officer), our management conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2022 In making its assessment, our management used the criteria set forth in the “Internal Control – Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under this framework, our management concluded that while controls were sufficiently designed, except related to Information Technology General Controls (“ITGC”) described below, they were only in place for the last quarter of the year, and there were deficiencies in the operation of the controls. In addition, during our assessment, we determined that the ITGCs implemented by the third-party software provider related to our accounting system were not sufficiently designed and had not been independently evaluated. As a result, the Chief Executive Officer and our Chief Financial Officer concluded that material weaknesses in internal controls over financial reporting were present as outlined below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as of December 31, 2022, we have concluded we have the following material weaknesses:

●	Third party ITGCs related to our accounting system were not designed appropriately and reliance could not be placed on the processing integrity of the accounting system.

●	Certain control activities with a review component were not implemented and operating effectively for a sufficient portion of the year and did not include sufficient evidence of review procedures performed or formal approval by the reviewer.

●	Certain business process controls were not implemented for a sufficient portion of the year and did not include sufficient evidence of operation.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2022, we have made efforts to improve the documentation of review for control activities with a review component to include review notes and documented approval by the reviewer. In addition, in January 2023, we began evaluating accounting systems for conversion. We anticipate converting to a new accounting system during 2023. The accounting system we select will have ITGCs that are designed effectively by the software provider and independently tested.

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

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for non-accelerated filers such as the Company.

Item 9B – Other Information.

Not applicable.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders, including under the headings “Requirements and Deadlines for Shareholders to Submit Proposals”, “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders, including under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders, including under the heading “Principal Holders of Voting Securities and Ownership by Officers and Directors” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders, including under the headings “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Plante & Moran, PLLC, Denver, Colorado, PCAOB ID 166

The information required by this Item will be set forth under the heading “Ratification of Appointment of Independent Auditors”-”Principal Accounting Fees and Services” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter - Significant Acquisition

As discussed in Note 2 to the financial statements, on January 5, 2022, the Company acquired certain oil and gas properties, as well as assumed certain liabilities for consideration including cash, the issuance of 19,905,736 shares of common stock and assumption of certain liabilities. Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impact of Proved Oil and Natural Gas Reserves on Oil and Natural Gas Properties - Refer to Notes 1 and 5 of the financial statements.

Critical Audit Matter Description

The Company’s net oil and natural gas properties balance was $108 million as of December 31, 2022, depreciation, depletion, and amortization expense was $8.5 million for the year ended December 31, 2022. The Company follows the full cost method of accounting for its oil and natural gas properties. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center are subject to depreciation, depletion, and amortization using the equivalent unit-of-production method, based on total proved oil and natural gas reserves. Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability, or the cost center ceiling, as defined in Note 1. As disclosed by management, the proved oil and natural gas reserves used in the calculation of depreciation, depletion, amortization and the cost center ceiling test is a significant estimate and are inherently imprecise and subject to inherent uncertainties, including the future prices of oil and natural gas, which are expected to change as future information becomes available and such changes could be material. Management utilizes a specialist to estimate proved oil and natural gas reserves.

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

Evaluation of the Acquisition of Proved Oil and Natural Gas Properties as an Asset Acquisition - Refer to Notes 1 and 2 of the financial statements.

Critical Audit Matter Description

On January 5, 2022, the Company closed on an acquisition of certain oil and gas properties as well as the assumption of certain liabilities. On July 27, 2022, the Company closed on an acquisition of certain oil and gas properties as well as the assumption of certain liabilities. For both acquisitions, the Company applied the applicable accounting guidance, which requires the acquirer to determine if the acquisition should be accounted for as an asset acquisition or a business combination. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the acquisition is not considered a business and is accounted for as an asset acquisition. This determination of whether the gross assets acquired are concentrated in a group of similar assets is based on whether the risks associated with managing and creating outputs from the assets are similar.

We identified the evaluation of each acquisition as a critical audit matter as there are significant judgments by management in determining whether the transaction meets the definition of a business, specifically as to whether substantially all of the fair value of the gross assets acquired are concentrated in a group of similar assets based on the similarities of risks associated with managing and creating outputs from the assets. Performing audit procedures and evaluating audit evidence obtained related to management’s judgment required a high degree of judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of management’s process to analyze the assets acquired with the related applicable accounting.

●	We read the acquisition agreements and evaluated management’s judgments related to the determination of whether substantially all of the fair value of the gross assets acquired were concentrated in a group of similar assets by analyzing the risk characteristics of the assets acquired for similarities associated with managing and creating outputs, including operational and business risk encompassing commodity price risk, geographic location and operating environment, geological formation, resource classification, ownership interests, operating status, and stage of life of the assets acquired.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

April 13, 2023

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share amounts)

	2022	2021
ASSETS
Current assets:
Cash and equivalents	$4,411	$4,422
Oil and natural gas sales receivable	3,193	933
Marketable equity securities	107	191
Other current assets	558	179
Real estate assets held for sale, net of selling costs	175	250

Total current assets	8,444	5,975

Oil and natural gas properties under full cost method:
Unevaluated properties	1,584	1,588
Evaluated properties	203,144	95,088
Less accumulated depreciation, depletion, amortization and impairment	(96,725)	(88,195)

Net oil and natural gas properties	108,003	8,481

Other assets:
Pending acquisition	-	2,767
Property and equipment, net	651	188
Right of use asset	868	120
Other assets	354	132

Total other assets	1,873	3,207

Total assets	$118,320	$17,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,832	$1,447
Accrued compensation and benefits	1,111	1,162
Commodity derivative liability	1,694	-
Asset retirement obligations-current	668	-
Warrant liability	-	19
Current lease obligation	189	114

Total current liabilities	11,494	2,742

Noncurrent liabilities:
Credit facility	12,000	-
Asset retirement obligations	14,774	1,461
Long-term lease obligation, net of current portion	794	19
Deferred tax liability	898
Other noncurrent liabilities	6	6
Total noncurrent liabilities	28,472	1,486

Total liabilities	39,966	4,228

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 and unlimited shares authorized; 25,023,812 and 4,676,301 shares issued and outstanding as of December 31, 2022 and 2021, respectively	250	47
Additional paid-in capital	216,690	149,276
Accumulated deficit	(138,586)	(135,888)

Total shareholders’ equity	78,354	13,435

Total liabilities and shareholders’ equity	$118,320	$17,663

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(in thousands, except share and per share amounts)

	2022	2021

Revenue:
Oil	$36,293	$5,956
Natural gas and liquids	8,259	702
Total revenue	44,552	6,658

Operating expenses:
Lease operating expenses	17,240	2,421
Production taxes	3,010	471
Depreciation, depletion, accretion and amortization	9,607	566
General and administrative:	11,157	4,635
Total operating expenses	41,014	8,093

Operating income (loss)	3,538	(1,435)

Other income (expense):
Commodity derivative loss	(5,682)	(260)
Marketable equity securities (loss) gain	(83)	10
Real estate held for sale loss	(75)	(151)
Warrant revaluation gain	-	76
Other (expense) income	(10)	47
Interest expense, net	(544)	(57)
Total other expense	(6,394)	(335)

Loss before income taxes	$(2,856)	(1,770)
Income tax benefit	1,893	-
Net loss	$(963)	$(1,770)
Basic and diluted weighted average shares outstanding	24,668,219	4,491,984
Basic and diluted loss per share	$(0.04)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567
Issuance of shares in underwritten offering, net of costs of $488	1,131,600	11	5,272	-	5,283
Issuance of shares for related party secured note payable conversion	97,962	1	437	-	438
Issuance of shares for settlement of related party legal costs	90,846	1	405	-	406
Issuance of shares upon vesting of restricted stock awards	47,000	1	(1)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(9,000)	-	(38)	-	(38)
Stock-based compensation	-	-	549	-	549
Net loss	-	-	-	(1,770)	(1,770)

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495	-	64,694
Issuance of shares upon vesting of restricted stock awards	473,500	5	(5)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Cash dividends $0.0675 per share	-	-	-	(1,735)	(1,735)
Stock-based compensation	-	-	3,017	-	3,017
Net loss	-	-	-	(963)	(963)

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands)

	2022	2021

Cash flows from operating activities:
Net loss	$(963)	$(1,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	9,607	589
Deferred income taxes	(1,921)	-
Unrealized gain on commodity derivatives	(1,458)	-
Amortization of debt issuance costs	45	-
Marketable equity securities loss (gain)	83	(10)
Real estate assets held for sale loss	75	151
Change in fair value of warrants	-	(76)
Loss on related party debt conversion and settlement of legal costs	-	76
Stock-based compensation	3,017	549
Right of use asset amortization	205	90
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(2,261)	(419)
Other assets	150	141
Accounts payable accrued liabilities	4,881	(125)
Accrued compensation and benefits	(51)	850
Payments on operating lease liability	(104)	(92)
Payments of asset retirement obligations	(407)	(107

Net cash provided by (used in) operating activities	10,898	(153)

Cash flows from investing activities:
Acquisition of proved properties	(12,641)	-
Expenditures for pending acquisition	-	(2,221)
Oil and natural gas capital expenditures	(6,208)	(1,408)
Property and equipment expenditures	(435)	(196)
Proceeds from sale of oil and natural gas properties	2,335	40
Proceeds from sale of real estate	-	440
Payment received on notes receivable	-	20

Net cash used in investing activities:	(16,949)	(3,325)

Cash flows from financing activities:
Issuance of common stock, net of fees	-	5,283
Borrowings on credit facility	15,200	-
Repayment of debt	(6,547)	-
Payment of fees for credit facility	(207)	-
Payments on insurance premium finance note	(559)	(199)
Proceeds from warrant exercise	195	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(307)	(38)
Dividends paid	(1,735)	-

Net cash provided by financing activities	6,040	5,046

Net (decrease) increase in cash and equivalents	(11)	1,568

Cash and equivalents, beginning of year	4,422	2,854

Cash and equivalents, end of year	$4,411	$4,422

The accompanying notes are an integral part of these consolidated financial statement. Please see Note 15- Supplemental Disclosures of Cash Flow Information

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon Resources”), referred to as the “Company” in these Notes to Consolidated Financial Statements) was originally incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

Effective August 3, 2022, the Company changed its state of incorporation from the State of Wyoming to the State of Delaware (the “Reincorporation”) by means of a Plan of Conversion, effective August 3, 2022 (the “Plan of Conversion”). The Reincorporation, including the Plan of Conversion, was submitted to a vote of, and approved by, the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on June 21, 2022. The Reincorporation was accomplished by filing: (i) an Application for Certificate of Transfer with the Secretary of State of the State of Wyoming (the “Wyoming Certificate of Transfer”); (ii) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”); and (iii) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Delaware Certificate of Incorporation”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of oil and gas properties acquired, oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; future prices of commodities used in the valuation of commodity derivative contracts; and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents potentially subject it to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the federal deposit insurance limits as of December 31, 2022 and 2021. The Company maintains its cash and cash equivalents in the form of checking accounts with financial institutions that it believes are creditworthy and are also lenders under its credit facility.

Receivables

The Company’s oil and natural gas sales receivables consist of receivables from purchasers of the Company’s operated oil, natural gas, and natural gas liquids (“NGLs”) sales. Generally, the Company’s oil and natural gas and natural gas liquids sales receivables from operated properties are collected within one month. The Company also has joint operating agreements as a non-operator of oil and natural gas properties. Generally, receivables from the joint interest operator are collected within one to three months. The Company has had minimal bad debts related to oil and natural gas sales. Although diversified among several purchasers and joint interest operators, collectability is dependent upon the financial wherewithal of each purchaser or joint interest operator and is influenced by the general economic conditions of the industry. Receivables are not collateralized. As of December 31, 2022, and 2021, the Company had not provided an allowance for doubtful accounts on its oil and natural gas sales receivable or its joint interest accounts receivable.

Concentration of Credit Risk

The Company has exposure to credit risk in the event of nonpayment of oil and natural gas receivables by purchasers of the Company’s share of oil and natural gas production and its operated production. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Year Ended December 31,
Purchaser	2022	2021
Purchaser A	21%	30%
Purchaser B	19%	-%
Purchaser C	7%	34%
Purchaser D	2%	10%

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

Other Property and Equipment

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, (“Topic 842”), which requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. The Company evaluates a contractual arrangement at its inception to determine if it is a lease or contains an identifiable lease component. Certain leases may contain both lease and non-lease components. The Company’s policy for all asset classes is to combine lease and non-lease components together and account for the arrangement as a single lease.

Certain assumptions and judgements made by the Company when evaluating a contract that meets the definition of a lease under Topic 842 include those to determine the discount rate and lease term. Unless implicitly defined, the Company determines the present value of the future lease payments using an estimated incremental borrowing rate at the lease inception. The Company evaluates each contract containing a lease arrangement at inception to determine the length of the lease term when recognizing a right-of-use (“ROU”) asset and corresponding lease liability. The Company excludes from the balance sheet leases with terms that are less than one year.

A ROU asset represents a lessee’s right to use an underlying asset for the lease term, while the associated lease liability represents the lessee’s obligations to make lease payments. At the commencement date a lease ROU asset and corresponding lease liability is recognized based on the present value of the future lease payments. The initial measurement excludes certain variable lease payments, such as payments that vary depending on actual usage. Please see “Note 4-Leases”.

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

Revenue Recognition

The Company derives revenue from the sale of produced oil, gas and NGLs. Revenue is recognized at the point in time when custody and title of the product transfers to the purchaser, which may differ depending on the applicable contractual terms. Revenue accruals are recorded monthly based on the Company’s share of estimated production delivered to a purchaser and the expected price to be received. The Company uses its knowledge of its properties, contractual arrangements, historical performance, NYMEX differentials, and other factors as the basis of these estimates. Variances between estimates and the actual amounts received are recorded in the month payment is received.

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

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair value of the award as of the grant date. The Company computes the fair values of any options granted to employees using the Black-Scholes option pricing model. The Company recognizes the cost of the equity awards over the period during which an employee or director is required to provide services in exchange for the award, usually the vesting period. Forfeitures are recognized as they occur. Unvested shares of restricted stock grants are not included in common shares outstanding until vesting has occurred.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

Additionally, the Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits that, based on current circumstances, are not expected to be realized. At December 31, 2022 and 2021, management believed it was more likely than not that such tax benefits would not be realized and a valuation allowance has been provided. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2022.

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

Earnings Per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income or loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, and unvested restricted stock. When there is a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net income (loss) per share. The treasury stock method is used to measure the dilutive impact of unvested restricted stock and in-the-money stock options.

Recent Accounting Pronouncements

There were no significant new accounting standards adopted or new accounting pronouncements issued that would have a potential effect on the Company as of December 31, 2022.

2. ACQUISITIONS

January 2022 Acquisition

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

The Company accounted for the acquisition of the Acquired Assets as an asset acquisition. The purchase price for the Acquired Assets was (a) $125,000 in cash and 6,568,828 shares of our common stock, as to Lubbock; (b) $1,000,000 in cash, the assumption of $3.3 million of debt, and 6,790,524 shares of common stock, as well as the novation of certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date, as to Banner; and (c) $125,000 in cash and 6,546,384 shares of common stock, as to Synergy. The aggregate purchase price under all the Purchase Agreements was $66.4 million, representing $1.25 million in cash, the value of 19,905,736 shares of our common stock on the Closing Date of $64.7 million and purchase price adjustments of $0.5 million. In addition, we assumed various liabilities, including the repayment of $3.3 million in debt, as well as a derivative liability from the novation of the hedges discussed above of $3.1 million, suspense accounts and asset retirement obligations.

Amount
(in thousands)
Amounts incurred:
Cash	$1,250
Value of 19,905,736 shares issued	64,694
Purchase price adjustments	487
Transaction costs	1,267
Total consideration paid	67,698

Debt assumed	3,347
Commodity derivative liabilities assumed	3,152
Suspense accounts assumed	1,276
Employee obligations assumed	100
Asset retirement obligations assumed	9,614
Deferred tax liabilities	2,819
Total liabilities assumed	20,308

Total consideration paid and liabilities assumed	$88,006

Allocation to acquired assets:
Proved oil and gas properties(1)	87,672
Vehicles	165
Deposit account	169

Total allocation to acquired assets	$88,006

(1)	Amount includes $1,286 of acquired oil in tank batteries. Consistent with the Company’s historical accounting policy and reporting of similar transactions, oil in tank batteries acquired in the Acquisition were recorded within Evaluated Properties on the Company’s consolidated balance sheet.

Liberty County, Texas Acquisition

On May 3, 2022, the Company acquired certain operated oil and gas producing properties in Liberty County, Texas, adjacent to its existing assets in the area, for $1.0 million in an all-cash transaction. The effective date of the transaction was April 1, 2022. The assets include approximately 1,022 acres, which are 100% held by production, a gas pipeline and associated infrastructure. In addition, the Company assumed suspense accounts of $0.2 million and asset retirement obligations of $0.5 million. The Company accounted for the acquisition as an asset acquisition.

East Texas Acquisition

On July 27, 2022, the Company closed a purchase and sale agreement for the acquisition of properties from ETXENERGY, LLC (“ETXENERGY”). The properties are located in Henderson and Anderson Counties, Texas (the “East Texas Assets”). The properties consist of approximately 16,600 net acres, all of which are held by production and certain wells and gathering systems. The initial purchase price for the East Texas Assets was $11.9 million in cash. The effective date of the acquisition of the East Texas Assets was June 1, 2022. The Company accounted for the acquisition as an asset acquisition.

Amount
(in thousands)
Amounts incurred:
Cash	$11,875
Purchase price adjustments	(1,048)
Transaction costs	63
Total consideration paid	10,890

Suspense accounts assumed	380
Asset retirement obligations assumed	1,689
Total liabilities assumed	2,069

Total consideration paid and liabilities assumed	$12,959

Allocation to acquired assets:
Proved oil and gas properties(1)	$12,959

(1)	Amount includes $557 of acquired oil in tank batteries. Consistent with the Company’s historical accounting policy and reporting of similar transactions, oil in tank batteries acquired in the acquisition of the East Texas Assets were recorded within Evaluated Properties on the Company’s consolidated balance sheet.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company’s operated oil production is sold at the delivery point specified in the contract. The Company collects an agreed-upon index price, net of pricing differentials. The purchaser takes custody, title and risk of loss of the oil at the delivery point; therefore, control passes at the delivery point. The Company does not separately account for oil in temporary storage at the site of production prior to its transfer to the purchaser. The Company recognizes revenue at the net price received when control transfers to the purchaser. Natural gas and natural gas liquid (“NGL”) are sold at the lease location, which is generally when control of the natural gas and NGL transfers to the purchaser, and revenue is recognized as the amount received from the purchaser.

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

The Company reports operated revenue as the gross amount received from the purchasers before taking into account transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the years ended December 31, 2022 and 2021, as the gross amounts were known.

The Company reports non-operated revenue as the Company’s net share received from the well operators. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the years ended December 31, 2022 and 2021, as the gross amounts were known.

The Company’s non-operated revenues are derived from its interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that operators of the wells have negotiated with third-party customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are expected to be insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas, Gulf Coast and Mid- Continent regions for the years ended December 31, 2022 and 2021, are presented in the following table:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue:
Rockies
Oil	$14,318	$2,844
Natural gas and liquids	1,138	391
Total	15,456	3,235

South Texas
Oil	6,384	929
Natural gas and liquids	774	74
Total	7,158	1,003

West Texas
Oil	5,408	985
Natural gas and liquids	331	239
Total	5,739	1,224

Gulf Coast
Oil	3,769	1,162
Natural gas and liquids	449	-
Total	4,218	1,162

Mid-Continent
Oil	6,414	36
Natural gas and liquids	5,567	(2)
Total	11,981	34

Combined Total	$44,552	$6,658

4. LEASES

During the year ended December 31, 2022, the Company acquired right-of-use assets and operating lease liabilities of $953 thousand associated with entering into a non-cancellable, long-term lease agreement for office space in Houston, Texas. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Right of use asset
Operating lease	$868	$120
Lease liability
Short-term operating lease	189	114
Long-term operating lease	794	19
	$983	$133

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for office leases with original terms less than one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognizes sublease income as a reduction of rent expense. The term of the sublease is through the term of the Company’s Denver office lease, which terminates in January 2023. Following are the amounts recognized as components of rental expense for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Operating lease cost	$246	125
Short-term lease cost	560	9
Sublease income	(71)	(64)
Total lease costs	$735	$70

The Houston operating lease commenced in May 2022 and is for a term of 67 months. The lease contains a seven-month rent abatement period. The base rent under the lease escalates $0.50 per square foot each twelve-month period during the term of the lease. In addition, the Company is responsible for its share of operating expenses and tax expenses as defined in the lease.

Short-term lease cost is associated with short-term lease agreements primarily related to compressors and field equipment rentals contracted for 12 months or less.

The Company’s Denver and Houston office operating leases do not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of December 31,
	2022	2021

Weighted average lease term (years)	4.8	1.1
Weighted average discount rate	4.34%	9.26%

Maturity of operating lease liabilities with terms of one year or more as of December 31, 2022 are presented in the following table:

December 31, 2022
(in thousands)
2023	225
2024	213
2025	218
2026	224
2027	209
Total lease payments	$1,089
Less: imputed interest	(106)
Total lease liability	$983

In August 2021, the Company sold a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building for $440 thousand and recognized a $151 thousand loss. The Company recognized net rental property income of $8 thousand related to the Riverton, Wyoming office building for the year ended December 31, 2021.

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Divestitures

During year ended December 31, 2022, the Company divested of the Wildhorse Waterflood Unit in Osage County, Oklahoma, which was included in the assets acquired on January 5, 2022. Net proceeds from sale of the waterflood unit were $1.2 million. In addition, the Company sold its approximately 30% interest in two non-operated wells in Zavala County, Texas and associated acreage of approximately 4,500 acres for $1.1 million. During the year ended December 31, 2021, the Company divested an operated well in North Dakota for proceeds of $10 thousand and sold approximately 12 acres of undeveloped acreage in Midland County, Texas for total proceeds of approximately $30 thousand. The proceeds from divestitures are recorded as reductions in the full cost pool.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of December 31, 2022, the Company used $93.67 per barrel for oil and $6.36 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

For the years ended December 31, 2022, and 2021, the Company did not record ceiling test write downs of its oil and natural gas properties.

6. DEBT

On January 5, 2022, the Company entered into a five-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company, in anticipation of the closing of the ETXENERGY East Texas acquisition entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, the Company borrowed $10.7 million under the Credit Agreement. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to (a) the greatest of (i) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). The weighted average interest rate on the Credit Agreement for the year ended December 31, 2022, was 6.63% per annum. The Company recognized interest expense inclusive of amortization of debt issuance costs on the Credit Agreement for the year ended December 31, 2022 of $528 thousand.

The Credit Agreement contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) a restriction on the payment of cash dividends (subject to certain limited rights to declare and pay dividends as long as no event of default has occurred and certain financial ratios are met); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of December 31, 2022, the Company was in compliance with all financial covenants related to the Credit Agreement.

A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. The amount outstanding on the Credit Agreement as of December 31, 2022, was $12.0 million.

On March 4, 2021, the Company closed a Debt Conversion Agreement (the “Conversion Agreement”) with APEG Energy II, L.P. (“APEG II”), which entity Patrick E. Duke, a former director of the Company, has shared voting power and shared investment power over. The Conversion Agreement was related to a $375,000 related party secured note payable the Company borrowed from APEG II on September 24, 2020 (the “Note”). The Note accrued interest at 10% per annum and had a maturity date of September 24, 2021. The Note was secured by the Company’s wholly-owned subsidiary, Energy One’s oil and natural gas producing properties. Under the terms of the Note, the Company could repay the Note prior to maturity, however, in the event of a prepayment of the Note, the Company was required to pay APEG II the amount of interest which would have accrued through maturity (at 10% per annum). Pursuant to the Conversion Agreement, the Company converted the Note and accrued interest to the date of the Note’s September 24, 2021 maturity of $37,500 into 97,962 shares of restricted common stock with a value on the date of the Conversion Agreement of $438,000. The difference of $25,500 between the value of the shares issued and the $412,500 amount of the Note and accrued interest through the date of maturity is recorded as interest expense, net, in the consolidated statements of operations.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas the Company enters into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company has not elected to designate the derivative contracts as cash flow hedges; therefore, the instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the consolidated statements of operations and are included in cash flows from operating activities in the consolidated statement of cash flows.

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

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the January 2022 Closing, pursuant to which the Company was required to assume and novate certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional NYMEX WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. As of December 31, 2022, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below:

	Collars			Fixed Price Swaps
	Quantity			Quantity
Commodity/ Index/	Crude Oil-(Bbls)(1) Natural	Weighted Average Prices		Crude Oil- (Bbls) Natural	Weighted Average
Maturity Period	Gas-(Mmbtu)(2)	Floors	Ceilings	Gas-(Mmbtu)	Price

NYMEX WTI
Crude Oil 2023 Contracts:
First quarter 2023	66,200	$57.73	$76.00	6,000	$59.20
Second quarter 2023	53,500	$60.00	$81.04	6,000	$59.20
Third quarter 2023	52,600	$60.00	$81.04	-	$-
Fourth quarter 2023	51,200	$60.00	$81.04	-	$-
Total 2023	223,500	$59.33	$79.55	12,000	$59.20

NYMEX Henry Hub
Natural Gas 2023 Contracts:
First quarter 2023	-	$-	$-	60,000	$2.96

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

(2)	“Mmbtu” means 1 million BTUs (British Thermal Units).

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	December 31,
	2022	2021
	(in thousands)
Derivative liabilities:
Current liabilities	$1,694	$-
Total derivative liabilities	$1,694	$-

As of December 31, 2022, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions that settle on the same date with the same counterparty.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying consolidated statement of operations:

	December 31,
	2022	2021
	(in thousands)
Commodity derivative settlement losses:
Oil contracts	$(6,277)	$(260)
Gas contracts	(863)	-
Total derivative settlement losses	$(7,140)	$(260)

Total net commodity derivative losses:
Oil contracts	$(4,941)	$(260)
Gas contracts	(741)	-
Total net commodity derivative losses	$(5,682)	$(260)

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

The Company recorded $9.6 million of ARO related to the assets acquired in the January 5, 2022 acquisition, $0.5 million of ARO related to the assets acquired in the May 3, 2022 acquisition of Liberty County, Texas assets and $1.7 million of ARO related to the assets acquired in the July 27, 2022 acquisition. See “Note 2- Acquisitions”.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance, beginning of year	$1,461	$1,408
Acquired	11,811	45
Cost and life revisions	1,825	-
Plugged	(407)	-
Sold	(189)	(70)
Accretion	941	78
Balance, end of year	$15,442	$1,461

9. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Litigation

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer, David Veltri claiming that it breached his employment agreement. The Company settled the litigation in December 2021. For the year ended December 31, 2021, the total amount incurred by the Company related to the litigation was $427 thousand.

10. SHAREHOLDERS’ EQUITY

At December 31, 2022, the Company had 25,023,812 shares of common stock outstanding and 245,000,000 authorized. In addition, as of December 31, 2021, the Company had 5,000,000 authorized but unissued shares of preferred stock. On January 5, 2022, the Company issued 19,905,736 shares of common stock in connection with the acquisition of the Acquired Assets. In February 2021, the Company sold 1,131,600 shares of common stock for net proceeds of $5.3 million.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the years ended December 31, 2022 and 2021, there was no compensation expense related to stock options. As of December 31, 2022, all stock options had vested. No stock options were granted or exercised, during the years ended December 31, 2022 or 2021. During the years ended December 31, 2022 and 2021, options to purchase 2,913 shares of common stock and 332 shares of common stock, respectively, expired. Presented below is information about stock options outstanding and exercisable as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding and exercisable	28,122	$54.03	31,035	$62.79

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at December 31, 2022. All shares and prices per share have been adjusted for a one share-for-ten shares reverse stock split that took effect on January 6, 2020:

Options Outstanding					Options Exercisable
	Exercise Price			Remaining		Weighted Average
Number of	Range		Weighted	Contractual	Number of	Exercise
Shares	Low	High	Average	Term (years)	Shares	Price

16,500	$7.20	$11.60	$10.00	4.8	16,500	$10.00
10,622	90.00	124.80	106.20	1.3	10,622	106.20
1,000	226.20	226.20	226.20	1.7	1,000	226.20

28,122	$7.20	$226.20	$54..03	3.4	28,122	$54.03

Restricted Stock

The Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company. The restricted stock awards are time-based awards and are amortized ratably over the requisite service period. Restricted stock vests ratably on each anniversary following the grant date provided the grantee is employed on the vesting date. Forfeitures of restricted stock awards are recognized as they occur. Restricted stock granted to employees, when vested, may be net settled through the net issuance of shares, reduced by the number of shares required to pay withholding taxes. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the year ended December 31, 2022:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock at December 31, 2021	174,000	$4.75
Granted	986,500	$3.70
Vested	(473,500)	$3.95
Non-vested restricted stock at December 31, 2022	687,000	$3.79

The following table presents the stock compensation expense related to restricted stock grants for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Stock compensation expense	$3,017	$549

Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s consolidated statements of operations as of December 31, 2022 is $929 thousand. This cost is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2022, the Company had 3,000,000 shares available for issuance under its 2022 Stock Incentive Plan.

11. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2022 and 2021 include the following:

	2022	2021
	(in thousands)
Current:
Federal	$-	$-
State	28	-
Total current income tax	$28	$-

Deferred:
Federal	$(1,765)	$-
State	(156)	-
Total deferred income taxes	$(1,921)	-

Total income tax provision	$(1,893)	$-

Income tax benefit using the Company’s effective income tax rate differs from the U.S. federal statutory income tax rate due to the following:

	2022	2021
	(in thousands)
Income tax benefit at federal statutory rate (21%)	$(600)	$(372)
State income tax benefit, net of federal benefit	(95)	(26)
Change in value of warrant	-	(16)
Percentage depletion carryover	-	(50)
Prior year true up	(509)	(14)
Compensation and other	187	2
Acquisition	1,056	-
Change in valuation allowance	(1,932)	476

Income tax benefit	$(1,893)	$-

The components of deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$8,443	$6,295
Property and equipment	-	3,115
Percentage depletion and contribution carryovers	2,004	1,947
Equity method investment and other	249	225
Deferred compensation liability	256	9
Asset retirement obligations	3,581	327
Stock-based compensation	439	190
Lease obligations	224	30
Derivatives	390	-

Total deferred tax assets	15,586	12,138

Deferred tax liabilities:
Property and equipment	(6,107)	-
Lease assets	(198)	(27)

Total deferred tax liabilities	(6,305)	(27)

Net deferred tax assets	9,281	12,111
Less valuation allowance	(10,179)	(12,111)

Net deferred tax liability	$(898)	$-

As of December 31, 2022, the Company has approximately $22.2 million in net operating loss carryovers (after limitations) for federal income tax purposes. The net operating losses incurred prior to January 5, 2022 are subject to an Internal Revenue Code (“I.R.C.”) Section 382 limitation as a result of a change of control incurred in conjunction with the transaction that closed on that date. Losses incurred prior to 2018 have a carryforward period of 20 years and begin to expire in 2037. Losses incurred after 2017 have an indefinite carryforward period but are limited to offsetting 80% of taxable income in any given year.

I.R.C. Section 382 limits the Company’s ability to utilize certain tax attributes to offset taxable income in future years. Due to the existence of a net unrealizable built in loss (“NUBIL”), assets at the time of the 2017 change in control, the Company also has realized built in losses (“RBIL”) that exceed the annual limitation. As of December 31, 2022, the Company has approximately $10.5 million of RBIL carryovers, which carry forward indefinitely subject to the annual limitation.

On January 5, 2022, the Company received assets in exchange for common stock of the Company. The transaction was an IRC Section 351 contribution for which the Company received carryover basis in the assets. At the date of the transaction, the Company recorded a deferred tax liability for the difference in the book and tax basis in the underlying assets and recorded the related adjustment of $2.8 million to proved oil and gas properties. As a result of recording the deferred tax liability, the Company released a portion of the existing valuation allowance and recorded a tax benefit.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the years ended December 31, 2022 and 2021, no adjustments were recognized for uncertain tax positions.

The Company files income tax returns in U.S. federal and multiple state jurisdictions. The Company is subject to tax audits in these jurisdictions until the applicable statute of limitations expires. With certain exceptions, the Company is no longer subject to U.S. federal tax examinations for tax years prior to 2019. Similarly, the Company is open for various state tax examinations for tax years 2018 and later. The Company’s policy is to recognize potential interest and penalties accrued related to uncertain tax positions within income tax expense. For the years ended December 31, 2022 and 2021, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2022 and 2021 related to uncertain tax positions.

12. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the years ended December 31, 2022 and 2021, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions; however, they do not participate in losses, therefore because the Company had net losses for both years ended December 31, 2022 and 2021, the dividends attributable to participating securities are not included as a reduction in the calculation of loss attributable to common shareholders.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands except per share data)
Net loss attributable to common shareholders	$(963)	$(1,770)

Basic weighted-average common shares outstanding	24,668	4,492
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	24,668	4,492

Basic net loss per share	$(0.04)	$(0.39)
Diluted net loss per share	$(0.04)	$(0.39)

For the years ended December 31, 2022 and 2021, potentially dilutive securities were excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2022	2021
	(in thousands)
Stock options	28	31
Unvested shares of restricted stock	687	174
Warrants	-	50

Total	715	255

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

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired, the date a well begins drilling, or the date the Company revises its ARO assumptions. The Company’s estimated asset retirement obligation is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs and federal and state regulatory requirements, all unobservable inputs, and therefore, are designated as Level 3 within the valuation hierarchy. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit adjusted risk-free rate used to discount the Company’s plugging and abandonment liabilities range from 7.30% to 9.75%. See Note 8-Asset Retirement Obligations.

Other Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis of properties acquired in asset acquisitions using inputs that are not observable in the market and are therefore designated as Level 3 inputs within the fair value hierarchy. The Company evaluated the fair value of its January 2022 asset acquisition based on discounted future cash flows using estimated production at estimated prices based on NYMEX strip pricing adjusted for differentials, operating costs, production taxes and development costs, all discounted at 10%. This evaluation resulted in an estimate of fair value of $87.7 million. The Company has also valued asset acquisitions using a multiple of expected cash flows based on comparable transactions. For the asset acquisition of East Texas assets that was completed on July 27, 2022, the Company used a cash flow multiple of approximately 1.75 times estimated cash flows of $7.3 million.

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. At December 31, 2022 and 2021, the Company estimated the fair value of its real estate assets based on a market approach with comparison to recent comparable sales, all Level 3 inputs within the fair value hierarchy.

Credit facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our consolidated balance sheet as of December 31, 2022 are presented below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Effect of Netting	Net Fair Value Presented in the Consolidated Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$488	$-	$488	$(488)	$-

Liabilities
Current:
Commodity derivatives	$-	$(2,182)	$-	$(2,182)	$488	$(1,694)

Net derivative instruments	$-	$(1,694)	$-	$(1,694)	$-	$(1,694)

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

	December 31,
	2022	2021

Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.04429	$0.07874

Fair value	$107,234	$190,641

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Prepaid expense	$138	$64
Joint interest billings receivable	332	76
Income tax receivable	50	-
Other	38	39

Total other current assets	$558	$179

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Accounts payable-trade	$2,566	$891
Operating expense accruals	1,378	456
Revenue payables	3,503	37
Production taxes payable	319	37
Insurance premium financing	54	26
Other	12	-

Total accounts payable and accrued expenses	$7,832	$1,447

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash paid for interest	$500	$5

Investing activities:
Change in capital expenditure accruals	196	80
Change in accrual for acquisition costs	(546)	546
Common stock issued for acquisition of properties	64,694	-
Assumption of commodity derivative liability in acquisition of properties	3,152	-
Assumption of debt in acquisition of properties	3,347	-
Assumption of suspense accounts in acquisition of properties	1,826	-
Deferred tax liability from acquisition	2,819
Addition of operating lease liability and right of use asset	953	82
Prepaid rent liability netted with proceeds on sale of real estate	-	143
Asset retirement obligations acquired	11,811	25
Asset retirement obligations revisions, sold and plugged wells	1,229
Financing activities:
Issuance of stock for conversion of related party secured note payable and accrued interest	-	438
Issuance of stock for settlement of related party legal costs	-	406
Financing of insurance premiums with note payable	588	223

16. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Capitalized Costs Incurred

The capitalized costs incurred in crude oil and natural gas acquisitions, exploration and development activities for the years ended December 31, 2022 and 2021 are provided in the table below:

	2022	2021
	(in thousands)
Proved property acquisition	$102,223	$46
Unproved property acquisition	-	5
Development	7,808	1,519
Exploration	-	-

Total	$110,031	$1,570

Capitalized Costs

The following table presents the Company’s capitalized costs associated with oil and natural gas producing activities as of December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Oil and Natural Gas Properties:
Unevaluated properties:
Unproved leasehold costs	$1,584	$1,588
Evaluated properties in full cost pool	203,144	95,088
Less accumulated depletion and ceiling test impairment	(96,725)	(88,195)

Net capitalized costs	$108,003	$8,481

The Company did not incur ceiling test write-downs for the years ended December 31, 2022 or 2021. Depletion and amortization was $8.5 million ($13.74 per BOE) and $0.5 million ($3.98 per BOE) for the years ended December 31, 2022 and 2021, respectively.

Unevaluated oil and natural gas properties consist of leasehold costs that are excluded from the depletion, depreciation and amortization calculation and the ceiling test until a determination about the existence of proved reserves can be completed. Unevaluated oil and natural gas properties consisted of unproved lease acquisition costs and costs paid to evaluate potential acquisition prospects of $1.6 million at December 31, 2022 and 2021.

On a quarterly basis, management reviews market conditions and other changes in circumstances related to the Company’s unevaluated properties and transfers the costs to evaluated properties within the full cost pool as warranted.

Results of Operations from oil and natural gas producing activities

The following table includes revenues and expenses associated with the Company’s oil and gas producing activities. It does not include any allocation of the Company’s interest costs or general corporate overhead and therefore, it is not necessarily indicative of the contribution to net earnings of the Company’s oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including DD&A, and giving effect to permanent differences. Presented below are the results of operations from oil and natural gas producing activities for the years ended December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Oil and natural gas sales	$44,552	$6,658
Lease operating expense	(17,240)	(2,421)
Production taxes	(3,010)	(471)
Depletion	(8,530)	(487)
Income tax benefit	1,893	-

Results of operations from oil and natural gas producing activities	$17,665	$3,279

Oil and Natural Gas Reserves (Unaudited)

Proved reserves are estimated quantities of oil, NGLs and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Oil and natural gas prices used are the average price during the 12-month period prior to the effective date of the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements. Proved developed reserves are reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and natural gas reserve quantities at December 31, 2022 and 2021 and the related discounted future net cash flows before income taxes are based on the estimates prepared by Don Jacks, PE. The estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. All of the Company’s estimated proved reserves are located in the United States.

As of December 31, 2022, and 2021, the Company had no proved undeveloped reserves. All proved reserves were proved developed producing and proved developed non-producing.

The Company’s estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below for the years ended December 31, 2022 and 2021:

	2022		2021
	Oil	Gas	Oil	Gas
	(bbls)	(mcfe) (1)	(bbls)	(mcfe) (1)

Total proved reserves:
Reserve quantities, beginning of year	1,021,620	1,938,048	975,745	1,676,948
Revisions of previous estimates	(153,434)	4,066,007	128,232	437,757
Discoveries and extensions	-	-	-	-
Purchases of minerals in place	4,777,193	11,753,283	11,365	-
Sale of minerals in place	(108,833)	(64,338)	-	-
Production	(396,456)	(1,344,736)	(93,722)	(176,657)

Reserve quantities, end of year	5,140,090	16,348,264	1,021,620	1,938,048

(1)	Mcf equivalents (Mcfe) consist of natural gas reserves in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

Notable changes in proved reserves for the year ended December 31, 2022 included the following:

●	Downward oil revisions in 2022 primarily represent revisions related to assets acquired in our January 2022 acquisition. Certain wells acquired in West Texas were required to be shut-in temporarily.

●	Upward gas revisions in 2022 primarily represent revisions related to assets acquired in our July 2022 acquisition. Revisions represent changes in estimated operating costs and pricing differentials.

●	Purchases of minerals in place in 2022 represent reserves added as a result of the three separate acquisitions completed during the year. Please see Note 2-Acquisitions.

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

Future cash inflows and production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated future reserve quantities. The following prices as adjusted for transportation, quality, and basis differentials were used in the calculation of the standardized measure:

	2022	2021

Oil per Bbl	$93.67	$66.56
Gas per Mcfe (1)	$6.36	$3.60

(1)	Consists of the weighted average price for natural gas in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

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

The standardized measure of discounted future net cash flows relating to the Company’s proved oil and natural gas reserves is as follows as of December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Future cash inflows	$562,545	$76,041
Future cash outflows:
Production costs	(227,365)	(40,350)
Development costs	(12,716)	-
Income taxes	(48,833)	(2,818)

Future net cash flows	273,631	32,873
10% annual discount factor	(129,843)	(13,706)

Standardized measure of discounted future net cash flows	$143,788	$19,167

Changes in Standardized Measure (Unaudited)

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
	(in thousands)
Standardized measure, beginning of year	$19,167	$8,586
Sales of oil and natural gas, net of production costs	(24,302)	(3,766)
Net changes in prices and production costs	52,053	11,675
Changes in estimated future development costs	(2,860)	302
Extensions and discoveries	-	-
Purchases of minerals in place	116,673	216
Sale of minerals in place	(1,606)	-
Revisions in previous quantity estimates	12,662	3,080
Previously estimated development costs incurred	-	(302)
Net changes in income taxes	(27,021)	(1,389)
Accretion of discount	10,170	674
Changes in timing and other	(11,148)	91

Standardized measure, end of year	$143,788	$19,167

17. SUBSEQUENT EVENTS

On January 31, 2023, the Company issued a press release announcing that its Board of Directors has approved a quarterly dividend of $0.0225 per share of common stock outstanding. The dividend was paid on February 23, 2023 to stockholders of record as of the close of business on February 10, 2023.

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

(b) Exhibits. The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement between among Lubbock Energy Partners, LLC, as seller, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.1	10/6/2021
2.2	Purchase and Sale Agreement between among Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC, as sellers, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.2	10/6/2021
2.3	Purchase and Sale Agreement between among Synergy Offshore, LLC, as seller, and U.S. Energy Corp., as purchaser, dated as of October 4, 2021	8-K	000-06814	2.3	10/6/2021
2.4	First Amendment to Purchase and Sale Agreements between Lubbock Energy Partners, LLC; Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC; Synergy Offshore, LLC, and U.S. Energy Corp., dated as of October 25, 2021	8-K	000-06814	2.4	10/27/2021
3.1	Certificate of Transfer, filed with the Secretary of State of Wyoming on August 3, 2022, and effective on August 3, 2022	8-K	000-06814	3.4	8/3/2022
3.2	Certificate of Conversion, filed with the Secretary of State of Delaware and effective August 3, 2022	8-K	000-06814	3.1	8/4/2022
3.3	Certificate of Incorporation of U.S. Energy Corp, Delaware, filed with the Secretary of State of Delaware and effective, August 3, 2022	8-K	000-06814	3.2	8/4/2022
3.4	Amended and Restated Bylaws of U.S. Energy Corp, Delaware, effective August 3, 2022	8-K	000-06814	3.3	8/4/2022
3.5	Wyoming Certificate of Transfer, effective August 3, 2022	8-K	000-06814	3.4	8/4/2022
4.1*	Description of Securities of the Registrant					X
10.1†	U.S. Energy Corp. Amended and Restated 2012 Equity Performance and Incentive Plan	8-K	000-06814	10.1	6/10/2020
10.2†	Form of Grant to the 2012 Equity and Performance Incentive Plan	10-K	000-06814	10.5.1	3/18/2013
10.3†	Form of 2012 Equity and Performance Plan Option Agreement between U.S. Energy Corp. and its directors	10-K	000-06814	10.8(i)	3/28/2018
10.4†	Form of 2012 Equity and Performance Plan Incentive Option Agreement between U.S. Energy Corp. and its executive officers	10-K	000-06814	10.8(j)	3/28/2018
10.5†	U.S. Energy Corp. 2021 Equity Incentive Plan	8-K	000-06814	10.1	6/29/2021

10.6†	Form of Stock Option Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.2	12/10/2021
10.7†	Form of Restricted Stock Grant Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.3	12/10/2021
10.8	Registration Rights Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.1	1/10/2022
10.9	Nominating and Voting Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.2	1/10/2022
10.10	Contribution Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.3	1/10/2022
10.11	Farmout Agreement dated January 5, 2022, by and between U.S. Energy Corp. and Synergy Offshore LLC	8-K	000-06814	10.4	1/10/2022
10.12	Transition Services Agreement dated January 5, 2022, by and between Banner Oil & Gas, LLC and U.S. Energy Corp.	8-K	000-06814	10.5	1/10/2022
10.13	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	1/10/2022
10.14	Note dated January 5, 2022 in connection with January 5, 2022, Credit Agreement	8-K	000-06814	10.7	1/10/2022
10.15	Unconditional Guaranty dated January 5, 2022, by and between Firstbank Southwest and Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC	8-K	000-06814	10.8	1/10/2022

10.16	Security Agreement dated January 5, 2022, by and between U.S. Energy Corp., Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC and Firstbank Southwest	8-K	000-06814	10.9	1/10/2022
10.17	Intercreditor Agreement dated January 5, 2022, by and between Nextera Energy Marketing, LLC, each Swap Counterparty thereto, U.S. Energy Corp. and Firstbank Southwest	8-K	000-06814	10.1	1/10/2022
10.18	ISDA 2002 Master Agreement between Nextera Energy Marketing, LLC and U.S. Energy Corp., and related Schedule and form of Guaranty.	8-K	000-06814	10.11	1/10/2022
10.19†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(officer and employee awards – January 2022)	8-K/A	000-06814	10.12	1/21/2022
10.20†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(non-executive director awards – January 2022)	8-K/A	000-06814	10.13	1/21/2022
10.21	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.22†	Amended and Restated Nominating and Voting Agreement dated September 1, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC, Synergy Offshore LLC, King Oil & Gas Company, Inc., WDM Family Partnership, LP, and Katla Energy Holdings LLC	8-K	000-06814	10.1	9/16/2022
10.23†	Form of Officer and Director Indemnification Agreement	8-K	000-06814	10.1	9/2/2022
10.24†	U.S. Energy Corp. 2022 Equity Incentive Plan	8-K	000-06814	10.1	6/21/2022

10.25†	Form of Stock Option Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.2	9/2/2022
10.26†	Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.3	9/2/2022
10.27†	May 5, 2022 Employment Agreement between U.S. Energy Corp. and Ryan L. Smith	8-K	000-06814	10.1	5/5/2022
10.28#	Purchase and Sale Agreement dated June 29, 2022, by and among U.S. Energy Corp, as Buyer, and ETXENERGY, LLC, as Seller.	8-K	000-06814	10.1	6/30/2022
10.29	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
14.1†	Code of Ethics and Conduct	8-K	000-06814	14.1	8/5/2019
21.1*	Subsidiaries of the Registrant					X
23.1*	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)					X
23.2*	Consent of Reserve Engineer (Don Jacks, PE)					X
31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1*	Reserve Report Summary (Don Jacks, PE)					X
99.2*	Amended and Restated Charter of the Nominating and Governance Committee	10-K	000-06814	99.2	3/28/2022
99.3	Plan of Conversion of U.S. Energy Corp. (a Wyoming corporation) to U.S. Energy Corp. (a Delaware corporation), dated July 27, 2022 and effective August 3, 2022	8-K	000-06814	99.1	8/4/2022
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

#	Certain schedules, annexes, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: April 13, 2023	By:	/s/ Ryan L. Smith
RYAN L. SMITH, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2023	By:	/s/ Ryan L. Smith
RYAN L. SMITH, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 13, 2023	By:	/s/ John A. Weinzierl
John Weinzierl, Director

Date: April 13, 2023	By:	/s/ Joshua L. Batchelor
Joshua L. Batchelor

Date: April 13, 2023	By:	/s/ James W. Denny III
James W. Denny III, Director

Date: April 13, 2023	By:	/s/ Randall D. Keys
Randall D. Keys, Director

Date: April 13, 2023	By:	/s/ Duane H. King
Duane H. King, Director

Date: April 13, 2023	By:	/s/ D. Stephen Slack
D. Stephen Slack, Director

