Form 10-Q
period 2023-03-31
US ENERGY CORP
filed 2023-05-11
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

Commission File Number 000-06814

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1616 S. Voss Road, Suite 725, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(346) 509-8734

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

The registrant had 25,234,672 shares of its common stock, par value $0.01 per share, outstanding as of May 10, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and equivalents	$2,421	$4,411
Oil and natural gas sales receivable	2,048	3,193
Marketable equity securities	107	107
Other current assets	1,160	558
Real estate assets held for sale, net of selling costs	175	175

Total current assets	5,911	8,444

Oil and natural gas properties under full cost method:
Unevaluated properties	1,584	1,584
Evaluated properties	204,282	203,144
Less accumulated depreciation, depletion, amortization and impairment	(98,825)	(96,725)

Net oil and natural gas properties	107,041	108,003

Property and equipment, net	861	651
Right-of-use asset	813	868
Other assets	343	354

Total assets	$114,969	$118,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,641	$7,832
Accrued compensation and benefits	357	1,111
Commodity derivative liability-current	369	1,694
Asset retirement obligations-current	657	668
Current lease obligation	174	189

Total current liabilities	9,198	11,494

Credit facility	12,000	12,000
Asset retirement obligations- noncurrent	15,091	14,774
Long-term lease obligation, net of current portion	750	794
Deferred tax liability	836	898
Other noncurrent liabilities	6	6

Total liabilities	37,881	39,966

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 25,234,672 and 25,023,812 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	252	250
Additional paid-in capital	217,265	216,690
Accumulated deficit	(140,429)	(138,586)

Total shareholders’ equity	77,088	78,354

Total liabilities and shareholders’ equity	$114,969	$118,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except share and per share amounts)

	2023	2022

Revenue:
Oil	$7,095	$7,833
Natural gas and liquids	1,177	1,039

Total revenue	8,272	8,872

Operating expenses:
Lease operating expense	4,523	2,735
Production taxes	520	572
Depreciation, depletion, accretion and amortization	2,417	1,886
General and administrative expenses	2,772	2,946
Total operating expenses	10,232	8,139

Operating (loss) income	(1,960)	733

Other income (expense):
Commodity derivative gain (loss)	919	(6,837)
Marketable equity securities gain	-	81
Interest expense, net	(268)	(50)
Total other income (expense)	651	(6,806)

Net loss before income taxes	(1,309)	(6,073)
Income tax benefit	62	2,689
Net loss	$(1,247)	$(3,384)

Basic and diluted weighted average shares outstanding	25,178,565	23,717,240
Basic and diluted net loss per share	$(0.05)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495		64,694
Stock-based compensation	-	-	1,500		1,500
Shares issued upon vesting of restricted stock awards	373,500	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Net loss	-	-	-	(3,384)	(3,384)

Balances, March 31, 2022	24,923,812	$249	$215,174	$(139,272)	$76,151

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Stock-based compensation	-	-	727	-	727
Shares issued upon vesting of restricted stock awards	273,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(149)	-	(150)
Cash dividends $0.0225 per share				(596)	(596)
Net loss	-	-	-	(1,247)	(1,247)

Balances, March 31, 2023	25,234,672	$252	$217,265	$(140,429)	$77,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands)

	2023	2022

Cash flows from operating activities:
Net loss	$(1,247)	$(3,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	2,417	1,886
Deferred income taxes	(62)	(2,689)
Unrealized (gain) loss on commodity derivatives	(1,325)	5,193
Gain on marketable equity securities	-	(81)
Amortization of debt issuance costs	12	10
Stock-based compensation	727	1,500
Right of use asset amortization	55	24
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	1,145	(3,337)
Other assets	52	(212)
Accounts payable and accrued liabilities	(715)	2,594
Accrued compensation and benefits	(754)	(990)
Payments on operating lease liability	(58)	(27)
Payments for asset retirement obligations	(11)	-

Net cash provided by operating activities	236	487

Cash flows from investing activities:
Acquisition of properties	-	(783)
Oil and natural gas capital expenditures	(1,106)	(855)
Expenditures for cash calls	-	(1,456)
Property and equipment expenditures	(261)	(159)

Net cash used in investing activities	(1,367)	(3,253)

Cash flows from financing activities:
Borrowings on credit facility	-	4,000
Repayment of debt	-	(3,847)
Payment of fees for credit facility	-	(172)
Repayments of insurance premium finance note payable	(112)	(78)
Exercise of warrant	-	195
Shares withheld to settle tax withholding obligations for restricted stock awards	(151)	(307)
Dividends paid	(596)	-

Net cash used in financing activities	(859)	(209)

Net decrease in cash and equivalents	(1,990)	(2,975)

Cash and equivalents, beginning of period	4,411	4,422

Cash and equivalents, end of period	$2,421	$1,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon Resources”), referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023. Our financial condition as of March 31, 2023, and operating results for the three months ended March 31, 2023, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted ASU 2016-13 to Topic 326, Financial Instruments-Credit Losses, as amended by other related ASUs that provided targeted improvements. The standard changes the impairment model for trade receivables and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the previous “incurred loss” model, resulting in accelerated recognition of credit losses. This ASU primarily applies to the Company’s accounts receivable balances, of which the majority are received within a short-term period of one to three months. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

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

2. ACQUISITIONS

January 2022 Acquisition

On January 5, 2022 (the “Closing Date”), the Company closed the acquisitions (the “Acquisition”) contemplated by three separate Purchase and Sale Agreements (the “Purchase Agreements” and the “Closing”), entered into by the Company on October 4, 2021, with each of (a) Lubbock Energy Partners LLC (“Lubbock”); (b) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (c) Synergy Offshore LLC (“Synergy”, and collectively with Lubbock and Banner, the “Sellers”). Pursuant to the Purchase Agreements, the Company acquired certain oil and gas properties from the Sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets (collectively with the oil and gas properties acquired, the “Acquired Assets”).

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

Amount
(in thousands)
Amounts incurred:
Cash	$1,250
Value of 19,905,736 shares issued	64,694
Purchase price adjustments	487
Transaction costs	1,267
Total consideration paid	67,698

Debt assumed	3,347
Commodity derivative liabilities assumed	3,152
Suspense accounts assumed	1,276
Employee obligations assumed	100
Asset retirement obligations assumed	9,614
Deferred tax liabilities	2,819
Total liabilities assumed	20,308

Total consideration paid and liabilities assumed	$88,006

Allocation to acquired assets:
Proved oil and gas properties(1)	87,672
Vehicles	165
Deposit account	169

Total allocation to acquired assets	$88,006

(1)	Included in the above purchase price adjustments is settlement for oil in temporary storage at the lease in tank batteries. The Company does not separately account for oil in temporary storage until the oil is sold and title transfers to the purchaser. Consistent with the Company’s accounting policy and reporting of similar transactions this amount was recorded within Evaluated Properties on the Company’s condensed consolidated balance sheet.

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

Amount
(in thousands)
Amounts incurred:
Cash	$11,875
Purchase price adjustments	(1,048)
Transaction costs	63
Total consideration paid	10,890

Suspense accounts assumed	380
Asset retirement obligations assumed	1,689
Total liabilities assumed	2,069

Total consideration paid and liabilities assumed	$12,959

Allocation to acquired assets:
Proved oil and gas properties	$12,959

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

The Company reports operated revenue as the gross amount received from the purchasers before taking into account transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenue and costs in the condensed consolidated statements of operations were reported gross for the three months ended March 31, 2023 and 2022, as the gross amounts were known.

The Company reports non-operated revenue as the Company’s net share received from the well operators. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying unaudited condensed consolidated statements of operations. The revenue and costs were reported gross for the three months ended March 31, 2023 and 2022, as the gross amounts were known.

The Company’s non-operated revenues are derived from its interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that operators of the wells have negotiated with third-party customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the condensed consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been, and are expected to be, insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas, Gulf Coast and Mid- Continent regions for the three months ended March 31, 2023 and 2022, are presented in the following table:

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue:
Rockies
Oil	$2,381	$3,391
Natural gas and liquids	132	193
Total	2,513	3,584

South Texas
Oil	1,132	1,636
Natural gas and liquids	88	139
Total	1,220	1,775

West Texas
Oil	890	1,428
Natural gas and liquids	62	62
Total	952	1,490

Gulf Coast
Oil	727	717
Natural gas and liquids	108	4
Total	835	721

Mid-Continent
Oil	1,965	759
Natural gas and liquids	787	543
Total	2,752	1,302

Combined Total	$8,272	$8,872

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

	2023	2022
Purchaser A	18%	25%
Purchaser B	15%	-%
Purchaser C	13%	15%
Purchaser D	11%	16%

4. LEASES

The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Right of use asset balance
Operating lease	$813	$868
Lease liability balance
Short-term operating lease	$174	$189
Long-term operating lease	750	794
	$924	$983

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for office leases with original terms less than one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognized sublease income as a reduction of rent expense. The term of the sublease was through the term of the Company’s Denver office lease, which terminated on January 31, 2023. Following are the amounts recognized as components of rental expense for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$65	$31
Short-term lease cost	269	2
Sublease income	-	(16)
Total lease costs	$334	$17

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of March 31,
	2023	2022
	(in thousands)
Weighted average lease term (years)	4.7	0.9
Weighted average discount rate	4.25%	9.26%

Maturity of operating lease liabilities with terms of one year or more as of March 31, 2023 are presented in the following table:

March 31, 2023
(in thousands)
2023	$156
2024	213
2025	218
2026	224
2027	210
Total lease payments	$1,021
Less: imputed interest	(97)
Total lease liability	$924

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the three months ended March 31, 2023 and 2022, there were no divestitures of oil and gas properties.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2023, the Company used $90.97 per barrel for oil and $5.95 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

For the three months ended March 31, 2023, and 2022, the Company did not record ceiling test write downs of its oil and natural gas properties.

6. DEBT

On January 5, 2022, the Company entered into a five-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company, in anticipation of the closing of the ETXENERGY East Texas acquisition entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. On July 27, 2022, in connection with the closing of the ETXENERGY Acquisition, the Company borrowed $10.7 million under the Credit Agreement. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to (a) the greatest of (i) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). The weighted average interest rate on the Credit Agreement for the three months ended March 31, 2023 and 2022, was 8.41% and 4.25% per annum, respectively. The Company recognized interest expense inclusive of amortization of debt issuance costs on the Credit Agreement for the three months ended March 31, 2023 and 2022 of $263 thousand and $46 thousand, respectively.

The Credit Agreement contains various restrictive covenants and compliance requirements, which include, among other things: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of March 31, 2023, the borrowing base was $20 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

A total of $3.5 million was borrowed under the Credit Agreement immediately upon the entry into such Credit Agreement on January 5, 2022. The $3.5 million was immediately used to repay $3.3 million of debt assumed as part of the acquisition of the Acquired Assets. The amount outstanding on the Credit Agreement as of March 31, 2023, was $12.0 million.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas, the Company enters into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company has not elected to designate the derivative contracts as cash flow hedges; therefore, the instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the condensed consolidated statements of operations and are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the January 2022 acquisition closing, pursuant to which the Company was required to assume and novate certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional NYMEX WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. As of March 31, 2023, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below:

	Collars			Fixed Price Swaps
Commodity/ Index/	Quantity Crude oil	Weighted Average Prices		Quantity Crude oil	Weighted Average Swap
Maturity Period	(Bbls)(1)	Floors	Ceilings	(Bbls)(1)	Price

NYMEX WTI
Crude Oil 2023 Contracts:
Second quarter 2023	53,500	$60.00	$81.04	6,000	$59.02
Third quarter 2023	52,600	$60.00	$81.04	-	$-
Fourth quarter 2023	51,200	$60.00	$81.04	-	$-
Total 2023	157,300	$60.00	$81.04	6,000	$59.02

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	March 31, 2023	December 31, 2022
	(in thousands)
Derivative liabilities:
Current liabilities	$369	$1,694
Total derivative liabilities	$369	$1,694

As of March 31, 2023, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions that settle on the same date with the same counterparty. See Note 13-Fair Value Measurements for disclosure of the fair value of derivative assets and liabilities on a gross and net basis.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying condensed consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Derivative settlement gain (loss)
Oil contracts	$(378)	$(1,547)
Gas contracts	(28)	(97)
Total net derivative settlement gain (loss)	$(406)	$(1,644)

Total net derivative gain (loss)		$
Oil contracts	$859	(6,296)
Gas contracts	60	(541)
Total net derivative gain (loss)	$919	$(6,837)

8. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the anticipated results of any pending litigation and claims are not expected to have a material effect on the results of operations, the financial position, or the cash flows of the Company.

9. SHAREHOLDERS’ EQUITY

At March 31, 2023, the Company had 25,234,672 shares of common stock outstanding and 245,000,000 authorized. In addition, as of March 31, 2023, the Company had 5,000,000 authorized but unissued shares of preferred stock. On January 5, 2022, the Company issued 19,905,736 shares of common stock in connection with the acquisition of the Acquired Assets.

Stock Options Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three months ended March 31, 2023 and 2022, there was no compensation expense related to stock options. As of March 31, 2022, all stock options had vested. No stock options were granted or exercised during the three months ended March 31, 2023 or 2022. Stock options to purchase 750 shares of common stock expired during the three months ended March 31, 2022. Presented below is information about stock options outstanding and exercisable as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	28,122	$54.03	28,122	$54.03

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2023:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
Number of	Price Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	4.5	16,500	$10.00
10,622	90.00	124.80	106.20	1.1	10,622	106.20
1,000	226.20	226.20	226.20	1.5	1,000	226.20

28,122	$7.20	$226.20	$54.03	3.1	28,122	$54.03

Restricted Stock

The Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company. In January 2023, 796,434 restricted stock awards were granted to employees and directors from the 2021 Equity Incentive Plan. The restricted stock awards are time-based awards and are amortized ratably over the requisite service period. Restricted stock vests ratably on each anniversary following the grant date provided the grantee is employed on the vesting date. Forfeitures of restricted stock awards are recognized as they occur. Restricted stock granted to employees, when vested, may be settled through the net issuance of shares, reduced by the number of shares required to pay withholding taxes. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the three months ended March 31, 2023:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock as of December 31, 2022	687,000	$3.79
Granted	796,434	$2.30
Vested	(273,000)	$3.78
Non-vested restricted stock as of March 31, 2023	1,210,434	$2.81

For the three months ended March 31, 2023 and 2022, the Company recognized $0.7 million and $1.5 million, respectively of stock compensation expense related to restricted stock grants. Total compensation cost related to non-vested time-based awards and not yet recognized in the Company’s condensed consolidated statements of operations as of March 31, 2023 was $2.6 million. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Balance, beginning of year	$15,442	$1,461
Acquired	11	11,811
Cost and life revisions	41	1,825
Plugged	(11)	(407)
Sold	-	(189)
Accretion	265	941
Balance, end of period	$15,748	$15,442

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 4% and 43% for the three months ended March 31, 2023 and 2022, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for the three months ended March 31, 2023 related to the movement in the valuation allowance against the Company’s net deferred tax assets.

The Company’s income tax benefit for the three months ended March 31, 2022 includes a discrete income tax benefit of $2.4 million related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the January 5, 2022 transaction.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. The January 5, 2022 transaction triggered an Internal Revenue Code Section 382 ownership change, and therefore placed additional limitations on the Company’s pre-transaction NOL and other tax attributes. As such, the Company is projecting that as of December 31, 2023 it will not have sufficient DTAs available to offset the expected future taxable income that will be generated by the realization of the Company’s deferred tax liabilities.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2023 and 2022, no adjustments were recognized for uncertain tax positions.

12. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, as was the case for the three months ended March 31, 2023 and 2022, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands except per share data)
Net loss applicable to common shareholders	$(1,247)	$(3,384)

Basic weighted-average common shares outstanding	25,179	23,717
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	25,179	23,717

Basic net loss per share	$(0.05)	$(0.14)
Diluted net loss per share	$(0.05)	$(0.14)

For the three months ended March 31, 2023 and 2022, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2023	2022
	(in thousands)
Stock options	28	30
Unvested shares of restricted stock	1,210	787
Total	1,238	817

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our unaudited condensed consolidated balance sheet as of March 31, 2023 are presented below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Effect of Netting	Net Fair Value Presented in the Unaudited Condensed Consolidated Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$325	$-	$325	$(325)	$-

Liabilities
Current:
Commodity derivatives	$-	$(694)	$-	$(694)	$325	$(369)

Net derivative instruments	$-	$(369)	$-	$(369)	$-	$(369)

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

	March 31,	December 31,
	2023	2022
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.04430	$0.04429

Fair value of marketable equity securities	$107,258	$107,234

Nonrecurring Fair Value Measurements

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired, the date a well begins drilling, or the date the Company revises its ARO assumptions. The Company’s estimated asset retirement obligation is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs and federal and state regulatory requirements, all unobservable inputs, and therefore, are designated as Level 3 within the valuation hierarchy. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit adjusted risk-free rate used to discount the Company’s plugging and abandonment liabilities range from 7.30% to 9.75%. See Note 10-Asset Retirement Obligations.

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

The Company evaluates the fair value on a non-recurring basis of its 13.84-acre land parcel in Riverton, Wyoming , which is currently listed for sale and classified as held for sale, when circumstances indicate that the value has been impaired. At March 31 2023, the Company estimated the fair value of its real estate assets based on a market approach with comparison to recent comparable sales, all Level 3 inputs within the fair value hierarchy.

Credit facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Prepaid expense	$747	$138
Joint interest billings receivable	325	332
Income tax receivable	50	50
Other	38	38

Total other current assets	$1,160	$558

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts payable	$2,212	$2,566
Operating expense accruals	1,055	1,378
Revenue payables	3,582	3,503
Production taxes payable	186	319
Insurance premium financing	597	54
Other	9	12

Total accounts payable and accrued expenses	$7,641	$7,832

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for interest	$(268)	$(36)

Investing activities:
Change in capital expenditure accruals	$18	$166
Change in accrual for acquisition costs	-	(546)
Common stock issued for acquisition of properties	-	64,694
Assumption of commodity derivative liability in acquisition of properties	-	3,152
Assumption of debt in acquisition of properties	-	3,347
Assumption of suspense accounts in acquisition of properties	-	1,276
Addition of operating lease liability and right of use asset	-	-
Asset retirement obligations	43	9,614
Financing activities:
Financing of insurance premiums with note payable	$654	$588

16. SUBSEQUENT EVENTS

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2024, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company.

Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program will be funded using the Company’s working capital.

On May 8, 2023, the Company’s Board of Directors approved a quarterly dividend of $0.0225 per share of common stock outstanding. The dividend will be paid on May 30, 2023, to stockholders of record as of the close of business on May 19, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 13, 2023 (the “Annual Report”).

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 4 of our Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it, and we have not commissioned any such information.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. A general overview of the Company and our operations.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2023 and 2022.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

Global commodity and financial markets continue to be subject to heightened levels of uncertainty and volatility as a result of inflation, disruptions resulting from recent bank failures, and the ongoing conflict between Russia and Ukraine and associated economic and trade sanctions on Russia. These circumstances have driven commodity price volatility and have contributed to increased service provider and other costs, and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan.

Recent Developments

Acquisitions

On January 5, 2022, we closed the acquisitions of assets from three separate Purchase and Sale Agreements entered into by the Company on October 4, 2021, with (i) Lubbock Energy Partners LLC, (ii) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (iii) Synergy Offshore LLC for approximately $66.4 million. The acquisition had an effective date of January 1, 2022. The purchase price included payment of $1.25 million in cash and issuance of 19,905,736 shares of our common stock, valued at $64.7 million. In addition, we assumed Banner’s debt of approximately $3.3 million and derivative positions, which were in a loss position of $3.1 million. The assets acquired include certain oil and gas properties representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets.

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

Dividend

On February 23, 2023, the Company paid a quarterly cash dividend of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023.

Stock Repurchase Program

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire the earlier of on June 30, 2024, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company.

Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market prices, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program will be funded using the Company’s working capital.

Plan of Operations and Strategy

Continuing through 2023 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022 to return them back to production.

Key elements of our business strategy include:

●	Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity is critical. Therefore, we plan to be highly selective in the projects we evaluate and plan to review opportunities to bolster our liquidity and financial position through various means.

●	Evaluate and Pursue Value-Enhancing Transactions. We continuously evaluate strategic alternative opportunities that we believe will enhance shareholder value.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023.

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 to Topic 326, Financial Instruments-Credit Losses. See Note 1 in the accompanying notes to unaudited condensed consolidated financial statements included in Part 1, Item 1 for additional discussion of the adoption and implementation of this ASU on our financial statements and disclosures.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, we recorded a net loss of $1.2 million, which was primarily due to lower revenues as a result of lower commodity prices we received on our production during the period and higher lease operating costs. For the three months ended March 31, 2022, we recorded a net loss of $3.4 million, which was primarily due to losses on our commodity derivative contracts during the period of $6.8 million. In the following sections we discuss our revenue, operating expenses and non-operating income and expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$7,095	$7,833	$(738)	-9%
Natural gas and liquids	1,177	1,039	138	13%

Total	$8,272	$8,872	$(600)	-7%

Production quantities:
Oil (Bbls)	91,311	90,821	490	1%
Natural gas and liquids (Mcfe)	384,106	179,343	204,763	114%
BOE	155,329	120,712	34,617	29%

Average sales prices:
Oil (Bbls)	$77.70	$86.25	$(8.55)	10%
Natural gas and liquids (Mcfe)	3.06	5.79	(2.73)	47%
BOE	$53.25	$73.50	$(20.25)	-28%

The decrease in our oil and gas revenue of $0.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due primarily to a decrease in commodity pricing of 28% on a per BOE basis, which was partially offset by an increase of 29% in production quantities on a per BOE basis. The increase in our gas production quantities primarily relates to production from properties we acquired in July 2022.

For the three months ended March 31, 2023, we produced 155,329 BOE, or an average of 1,726 BOE per day, as compared to 120,712 BOE or 1,341 BOE per day during the comparable period in 2022. The production mix shifted to become less oil weighted in 2023, due to the acquisition in July 2022 of operated properties with relatively more natural gas production. During the three months ended March 31, 2023, our BOE production mix was 59% oil and 41% natural gas and liquids compared to 75% oil and 25% natural gas and liquids in the comparable period of 2022.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Production taxes	$520	$572	$(52)	-9%
Lease operating expense	4,523	2,735	1,788	65%

Total	$5,043	$3,307	$1,736	52%

For the three months ended March 31, 2023, production taxes were $520 thousand a decrease of $52 thousand, or 9%, compared to the comparable period of 2022. This decrease was primarily attributable to the decrease in oil revenues of 9% related primarily to the decreases in commodity pricing as discussed above. For the three months ended March 31, 2023, lease operating expenses were $4.5 million or $29.12 per BOE, an increase of $1.8 million when compared to the $2.7 million or $22.65 per BOE for the three months ended March 31, 2022. The increase in lease operating expense was due to increases in cost for services and materials, as well as additional activity on wells acquired in 2022.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $2.4 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. Our depletion rate was $13.52 per BOE and $13.65 per BOE for the three months ended March 31, 2023 and 2022, respectively. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Compensation and benefits, including directors’ fees	$1,187	$629	$558	89%
Stock-based compensation	727	1,500	(773)	-51%
Professional fees, insurance and other	858	817	41	5%

Total	$2,772	$2,946	$(174)	-6%

General and administrative expenses decreased by $0.2 million during the three-month period ended March 31, 2023, as compared to the prior year period. The decrease was primarily attributable to a decrease of $0.8 million related to the amortization of stock-based compensation awards granted to employees and directors during the period. Compensation expenses increased $0.6 million related to the addition of employees added in 2022. Professional fees, Insurance and other expenses remained fairly constant for both periods.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended March 2023 and 2022:

	Three months ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$919	$(6,837)	$7,756	113%
Gain on marketable equity securities	-	81	(81)	-100%
Interest, net	(268)	(50)	(218)	436%

Total other income (expense)	$651	$(6,806)	$7,457	110%

Commodity derivative gain (loss), net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended March 31, 2023, we recognized gains on commodity derivative contracts of $0.9 million, primarily as the result of a reduction in the mark-to-market liability of our outstanding commodity derivative contracts as the result of lower commodity prices. See Note 7 Commodity Derivatives in the notes to the unaudited condensed consolidated financial statements.

The gain on marketable equity securities represents the change in fair value of our investment in Anfield Energy. The value of our investment in Anfield Energy did not change significantly during the three months ended March 31, 2023. For the three months ended March 31, 2022, we recognized an unrealized gain on marketable equity securities of $81 thousand.

Interest, net represents the interest on our credit facility with Firstbank Southwest. The increase in interest expense, net represents an increase in the amount borrowed on the credit facility as well as an increase in the interest rate. As of March 31, 2023, we had borrowed $12.0 million on the credit facility as compared to $3.5 million borrowed as of March 31, 2022. The average interest rate increased to 8.41% for the three months ended March 31, 2023, as compared to 4.25% for the three months ended March 31, 2022. See Note 6 Debt in the notes to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Sources of Cash

For the three months ended March 31, 2023, we funded our capital expenditures with cash on hand and cash flows from operating activities. If during 2023, cash flows are not sufficient to fund our capital expenditures and operations, we may also use borrowings under our credit facility or raise funds through new equity offerings or from other sources of financing. If we raise additional funds through the issuance of equity, the percentage ownership of our current stockholders could be diluted. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

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

Credit Agreement

On January 5, 2022, we entered into a five-year credit agreement with Firstbank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of March 31, 2023. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is redetermined semi-annually on or about April 1 and October 1 of each year during the five-year term of the Credit agreement. At the April 2023 redetermination there was no change in the borrowing base. The next borrowing base redetermination date is scheduled for October 1, 2023. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of March 31, 2023, was $12.0 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties and for the payment of operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations, including interest and payment of dividends. Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. During the three months ended March 31, 2023, we spent approximately $1.4 million on capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas, prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. Our 2023 capital program is expected to be approximately $5.9 million. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$236	$487	$(251)
Investing activities	(1,367)	(3,253)	1,886
Financing activities	(859)	(209)	(650)

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2023 was $0.2 million as compared to cash provided by operating activities of $0.5 million for the comparable period in 2022. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts for revenues as a result of a decrease in the price we received for our oil and natural gas production and an increase in lease operating expenses, due to increases in cost for services and materials, as well as additional activity on wells acquired in 2022. These reductions were partially offset by decreases in cash paid to settle commodity derivative contracts.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2023, was $1.4 million as compared to $3.3 million for the comparable period in 2022. The primary use of cash in our investing activities for the three months ended March 31, 2023, was the capital expenditures related to returning idle wells to production and improvements to our gathering system in East Texas.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2023, was $0.9 million as compared to $0.2 million for the comparable period in 2022. The cash used in financing activities during the three months ended March 31, 2023, was primarily attributable to a cash dividend paid during the 2023 period of $0.6 million, cash paid to settle taxes on the vesting of share-based compensation awards of $0.2 million and principal payments on our insurance premium finance note payable of $0.1 million. Cash used in financing activities during the three months ended March 31, 2022, represent cash paid to settle taxes on the vesting of share-based compensation awards of $0.3 million, and payments of principal on our insurance premium finance note of $0.1 million, which were partially offset by proceeds received on the exercise of stock warrants of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

As of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made in part on material weaknesses in our internal control over financial reporting as of December 31, 2022, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 13, 2023, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2022 and is in the process of remediating such material weaknesses as of March 31, 2023:

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

Changes in Internal Control over Financial Reporting

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended March 31, 2023, we have made efforts to improve the documentation of review for control activities with a review component to include review notes and documented approval by the reviewer. In addition, in January 2023, we began evaluating accounting systems for conversion. We anticipate converting to a new accounting system during the first fiscal quarter of 2024. The accounting system we select will have ITGCs that are designed effectively by the software provider and independently tested.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2024. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. To date, no shares of common stock have been repurchased by the Company. The program does not obligate the Company to acquire a minimum amount of shares.

There can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2023, and from the period from April 1, 2023, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2023	62,140	(2)	$2.42	—	$—
February 1 – February 28, 2023	—		$—	—	$—
March 1 – March 31, 2023	—		—	—	$—
Total	—		$—	—	$—

(1) On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2024, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program will be funded using the Company’s working capital. To date, no shares of common stock have been repurchased by the Company. The program does not obligate the Company to acquire a minimum amount of shares.

(2) Under our 2021 Equity Incentive Plan, the Company may permit an employee to satisfy minimum statutory federal, state and local tax withholding obligations arising from equity awards, including fully-vested and restricted stock awards, to elect to have the Company withhold otherwise deliverable restricted stock to satisfy such tax withholding obligation. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent permitted by the Company and requested by employees. These repurchases were not part of any publicly announced stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.3	9/2/2022

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: May 11, 2023	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

