Form 10-Q
period 2023-06-30
US ENERGY CORP
filed 2023-08-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The registrant had 25,506,570 shares of its common stock, par value $0.01 per share, outstanding as of August 14, 2023.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and equivalents	$1,175	$4,411
Oil and natural gas sales receivable	2,714	3,193
Marketable equity securities	91	107
Other current assets	973	558
Commodity derivative asset-current	8	-
Real estate assets held for sale, net of selling costs	175	175

Total current assets	5,136	8,444

Oil and natural gas properties under full cost method:
Unevaluated properties	1,584	1,584
Evaluated properties	205,463	203,144
Less accumulated depreciation, depletion and amortization	(101,391)	(96,725)

Net oil and natural gas properties	105,656	108,003

Property and equipment, net	913	651
Right-of-use asset	773	868
Other assets	330	354

Total assets	$112,808	$118,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,464	$7,832
Accrued compensation and benefits	611	1,111
Commodity derivative liability-current	-	1,694
Asset retirement obligations-current	668	668
Current lease obligation	176	189

Total current liabilities	9,919	11,494

Credit facility	12,000	12,000
Asset retirement obligations- noncurrent	15,226	14,774
Long-term lease obligation, net of current portion	704	794
Deferred tax liability	610	898
Other noncurrent liabilities	6	6

Total liabilities	38,465	39,966

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 25,071,372 and 25,023,812 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	251	250
Additional paid-in capital	217,632	216,690
Accumulated deficit	(143,540)	(138,586)

Total shareholders’ equity	74,343	78,354

Total liabilities and shareholders’ equity	$112,808	$118,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Oil	$7,028	$11,334	$14,124	$19,167
Natural gas and liquids	950	2,146	2,127	3,185
Total revenue	7,978	13,480	16,251	22,352

Operating expenses:
Lease operating expenses	3,877	4,646	8,400	7,382
Production taxes	538	913	1,058	1,485
Depreciation, depletion, accretion and amortization	2,896	2,571	5,313	4,457
General and administrative expenses	3,368	2,642	6,140	5,588
Total operating expenses	10,679	10,772	20,911	18,912

Operating income (loss)	(2,701)	2,708	(4,660)	3,440

Other non-operating income (expense):
Commodity derivative gain (loss)	288	(2,132)	1,208	(8,969)
Marketable equity securities loss	(16)	(121)	(16)	(40)
Other expense, net	(6)	(5)	(6)	(6)
Interest expense, net	(289)	(60)	(558)	(108)
Total other non-operating income (expense)	(23)	(2,318)	628	(9,123)

Net income (loss) before income taxes	$(2,724)	$390	$(4,032)	$(5,683)
Income tax (expense) benefit	209	(268)	270	2,421
Net income (loss)	$(2,515)	$122	$(3,762)	$(3,262)
Basic weighted shares outstanding	25,186,797	24,923,812	25,182,704	24,323,859
Diluted weighted shares outstanding	25,186,797	25,265,180	25,182,704	24,323,859
Basic earnings (loss) per share	$(0.10)	$0.00	$(0.15)	$(0.13)
Diluted earnings (loss) per share	$(0.10)	$0.00	$(0.15)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495		64,694
Stock-based compensation	-	-	1,500		1,500
Shares issued upon vesting of restricted stock awards	373,500	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Net loss	-	-	-	(3,384)	(3,384)
Balances, March 31, 2022	24,923,812	$249	$215,174	$(139,272)	$76,151
Cash dividends, $0.0225 per share	-	-	-	(578)	(578)
Stock-based compensation	-	-	609	-	609
Net income	-	-	-	122	122
Balances, June 30, 2022	24,923,812	$249	$215,783	$(139,728)	$76,304

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Stock-based compensation	-	-	727	-	727
Shares issued upon vesting of restricted stock awards	273,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(149)	-	(150)
Cash dividends $0.0225 per share				(596)	(596)
Net loss	-	-	-	(1,247)	(1,247)
Balances, March 31, 2023	25,234,672	$252	$217,265	$(140,429)	$77,088
Stock-based compensation	-	-	607	-	607
Cash dividends, $0.0225 per share	-	-	-	(596)	(596)
Share repurchases	(163,300)	(1)	(240)		(241)
Net loss	-	-	-	(2,515)	(2,515)
Balances, June 30, 2023	25,071,372	$251	$217,632	$(143,540)	$74,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(in thousands)

	2023	2022

Cash flows from operating activities:
Net loss	$(3,762)	$(3,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	5,313	4,457
Deferred income taxes	(288)	(2,460)
Total commodity derivative (gains) losses, net	(1,208)	8,969
Commodity derivative settlements paid	(494)	(4,487)
Loss on marketable equity securities	16	40
Amortization of debt issuance costs	24	20
Stock-based compensation	1,334	2,109
Right of use asset amortization	95	75
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	479	(5,198)
Other assets	240	(192)
Accounts payable and accrued liabilities	314	4,315
Accrued compensation and benefits	(500)	(675)
Payments on operating lease liability	(102)	(49)
Payments on asset retirement obligations	(52)	-

Net cash provided by operating activities	1,409	3,662

Cash flows from investing activities:
Acquisition of proved properties	-	(4,383)
Oil and natural gas capital expenditures	(2,402)	(1,131)
Expenditures for pending acquisitions	-	(592)
Property and equipment expenditures	(373)	(295)
Proceeds from sale of oil and gas properties	-	1,231

Net cash used in investing activities	(2,775)	(5,170)

Cash flows from financing activities:
Borrowings on credit facility	-	4,500
Repayment of debt	-	(3,847)
Payment of fees for credit facility	-	(174)
Repayments of insurance premium finance note payable	(286)	(236)
Exercise of warrant	-	195
Shares withheld to settle tax withholding obligations for restricted stock awards	(151)	(307)
Dividends paid	(1,192)	(578)
Repurchases of common stock	(241)	-

Net cash used in financing activities	(1,870)	(447)

Net decrease in cash and equivalents	(3,236)	(1,955)

Cash and equivalents, beginning of period	4,411	4,422

Cash and equivalents, end of period	$1,175	$2,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon Resources”), referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition and development of onshore oil and natural gas properties in the United States, which the Company considers a single operating segment. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent (Oklahoma, Kansas and North and East Texas), and the West Texas, South Texas, and Gulf Coast regions.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023. Our financial condition as of June 30, 2023, and operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of oil and gas properties acquired, oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization, and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; future prices of commodities used in the valuation of commodity derivative contracts; and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 to Topic 326, Financial Instruments-Credit Losses, as amended by other related ASUs that provided targeted improvements. The standard changes the impairment model for trade receivables and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the previous “incurred loss” model, resulting in accelerated recognition of credit losses. This ASU primarily applies to the Company’s accounts receivable balances, of which the majority are received within a short-term period of one to three months. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One and New Horizon Resources. U.S. Energy Corp. accounts for its share of oil and gas exploration and production activities, in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the balance sheets, statements of operations, and statements of cash flows. All inter-company balances and transactions have been eliminated in consolidation.

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

Amount
(in thousands)
Amounts incurred as of the Closing Date:
Cash	$1,250
Value of 19,905,736 shares issued	64,694
Purchase price adjustments	487
Transaction costs	1,267
Total consideration paid	67,698

Debt assumed	3,347
Commodity derivative liabilities assumed	3,152
Suspense accounts assumed	1,276
Employee obligations assumed	100
Asset retirement obligations assumed	9,614
Deferred tax liabilities	2,819
Total liabilities assumed	20,308

Total consideration paid and liabilities assumed	$88,006

Allocation to acquired assets:
Proved oil and gas properties(1)	87,672
Vehicles	165
Deposit account	169

Total allocation to acquired assets	$88,006

(1)	Included in the above purchase price adjustments is settlement for oil in temporary storage in tank batteries at the leases. The Company does not separately account for oil in temporary storage until the oil is sold and title transfers to the purchaser. Consistent with the Company’s accounting policy and reporting of similar transactions this amount was recorded within Evaluated Properties on the Company’s condensed consolidated balance sheet.

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
Amounts incurred as of the closing date:
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

The Company reports revenue as its proportionate share of the gross amount received from the purchasers before taking into account transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas and Gulf Coast, and Mid-Continent regions for the three and six months ended June 30, 2023 and 2022, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Rockies
Oil	$2,470	$4,587	$4,808	$7,978
Natural gas and liquids	128	343	216	536
Total	$2,598	$4,930	$5,024	$8,514

West Texas, South Texas, and Gulf Coast
Oil	$3,022	$4,823	$5,978	$8,604
Natural gas and liquids	112	475	321	680
Total	$3,134	$5,298	$6,299	$9,284

Mid-Continent
Oil	$1,536	$1,825	$3,338	$2,584
Natural gas and liquids	710	1,427	1,590	1,970
Total	$2,246	$3,252	$4,928	$4,554

Combined Total	$7,978	$13,480	$16,251	$22,352

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

	Six Months Ended June 30,
	2023	2022
Purchaser A	23%	23%
Purchaser B	18%	22%

4. LEASES

The Company’s operating lease right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Right-of-use assets	$773	$868
Lease liabilities
Current lease obligation	$176	$189
Long-term lease obligation	704	794
Total lease liabilities	$880	$983

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for office leases with original terms less than one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognized sublease income as a reduction of rent expense. The term of the sublease was through the term of the Company’s Denver office lease, which terminated on January 31, 2023. Following are the amounts recognized as components of rental expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$49	$69	$114	$100
Short-term lease cost	184	2	453	4
Sublease income	-	(17)	-	(33)
Total lease costs	$233	$54	$567	$71

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of June 30,
	2023	2022
	(in thousands)
Weighted average lease term (years)	4.4	5.1
Weighted average discount rate	4.25%	4.60%

Maturity of operating lease liabilities with terms of one year or more as of June 30, 2023 are presented in the following table:

June 30, 2023
(in thousands)
2023	$105
2024	213
2025	218
2026	224
2027	210
Total lease payments	$970
Less: imputed interest	(90)
Total lease liability	$880

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the six months ended June 30, 2023 there were no divestitures of oil and gas properties. During the six months ended June 30, 2022, the Company divested of the Wildhorse Waterflood Unit in Osage County, Oklahoma, which was part of the Acquired Assets acquired on January 5, 2022. Net proceeds from the sale of the Wildhorse Waterflood Unit were $1.2 million. In addition, in December 2022, the Company sold its approximately 30% interest in two non-operated wells in Zavala County, Texas and associated acreage of approximately 4,500 acres for $1.1 million. The proceeds from divestitures are recorded as reductions in the full cost pool.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2023, the Company used $82.82 per barrel for oil and $4.76 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

For the three and six months ended June 30, 2023, and 2022, the Company did not record ceiling test write downs of its oil and natural gas properties.

6. DEBT

On January 5, 2022, the Company entered into a four-year credit agreement (“Credit Agreement”) with Firstbank Southwest (“Firstbank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company, in anticipation of the closing of the ETXENERGY East Texas acquisition entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million.

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to (a) the greatest of (i) the prime rate in effect on such day, and (b) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense recognized on the Credit Agreement and the weighted average interest rates for the three and six months ended June 30, 2023 and 2022 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense	$267	$56	$519	$100
Weighted average interest rate	8.9%	4.7%	8.7%	4.5%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of June 30, 2023, the borrowing base was $20 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

The amount outstanding on the Credit Agreement as of June 30, 2023 and December 31, 2022, was $12.0 million.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas, the Company may enter into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company does not currently apply hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the condensed consolidated statements of operations and are included as a non-cash adjustment to net income in the operating activities section in the condensed consolidated statement of cash flows.

On January 5, 2022, the Company and NextEra Energy Marketing LLC (“NextEra”) entered into an International Swap Dealers Association, Inc. Master Agreement and Schedule (the “Master Agreement”), facilitating the Company to enter into derivative contracts to manage the risk associated with its business relating to commodity prices. The Company’s obligations to NextEra under the Master Agreement are secured by liens and security interests which also secure the loans under the Credit Agreement on a pari passu and pro rata basis with the principal of such loans. The structure of the derivative contacts may include swaps, caps, floors, collars, locks, forwards and options.

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the January 2022 acquisition closing, pursuant to which the Company was required to assume and novate certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional NYMEX WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. As of June 30, 2023, the Company had commodity derivative contracts outstanding through the fourth quarter of 2023 as summarized in the tables below:

	Collars
	Quantity Crude oil	Weighted Average Prices
Commodity/ Index/ Maturity Period	(Bbls)(1)	Floors	Ceilings

NYMEX WTI
Crude Oil 2023 Contracts:
Third quarter 2023	52,600	$60.00	$81.04
Fourth quarter 2023	51,200	$60.00	$81.04
Total 2023	103,800	$60.00	$81.04

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	June 30, 2023	December 31, 2022
	(in thousands)
Derivative assets:
Current assets	$8	$-
Total derivative assets	$8	$-

Derivative liabilities:
Current liabilities	$-	$1,694
Total derivative liabilities	$-	$1,694

As of June 30, 2023, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for the offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions that settle on the same date with the same counterparty. See Note 13-Fair Value Measurements for disclosure of the fair value of derivative assets and liabilities on a gross and net basis.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Derivative settlement losses:
Oil contracts	$(89)	$(2,590)	$(466)	$(4,137)
Gas contracts	-	(239)	(28)	(350)
Total derivative settlement losses	$(89)	$(2,829)	$(494)	$(4,487)

Total net derivative loss:
Oil contracts	$288	$(2,068)	$1,148	$(8,364)
Gas contracts	-	(64)	60	(605)
Total net derivative gains (losses)	$288	$(2,132)	$1,208	$(8,969)

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

9. SHAREHOLDERS’ EQUITY

At June 30, 2023, the Company had 25,071,372 shares of common stock outstanding and 245,000,000 authorized. In addition, as of June 30, 2023, the Company had 5,000,000 authorized but unissued shares of preferred stock. During the three months ended June 30, 2023, the Company paid $241 thousand to repurchase 163,300 shares of common stock as part of a share repurchase plan. On January 5, 2022, the Company issued 19,905,736 shares of common stock in connection with the acquisition of the Acquired Assets.

Stock Options Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three and six months ended June 30, 2023 and 2022, there was no compensation expense related to stock options. As of June 30, 2022, all stock options had vested. No stock options were granted or exercised during the three or six months ended June 30, 2023 or 2022. Stock options for the purchase of 2,913 shares of common stock expired during the six months ended June 30, 2022. The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	28,122	$54.03	28,122	$54.03

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2023:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
Number of	Price Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	4.3	16,500	$10.00
10,622	90.00	124.80	106.20	0.8	10,622	106.20
1,000	226.20	226.20	226.20	1.2	1,000	226.20

28,122	$7.20	$226.20	$54.03	2.9	28,122	$54.03

Restricted Stock

The Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company. In January 2023, 796,434 restricted stock awards were granted to employees and directors from the 2021 Equity Incentive Plan and 2022 Equity Incentive Plan. In addition, in June 2023, per the terms of his employment agreement 100,000 restricted stock awards were issued to the Company’s new Chief Financial Officer. The restricted stock awards are time-based awards and are amortized ratably over the requisite two-year service period. Restricted stock vests ratably on each anniversary following the grant date provided the grantee is employed on the vesting date. Forfeitures of restricted stock awards are recognized as they occur. Restricted stock granted to employees, when vested, may be settled through the net issuance of shares, reduced by the number of shares required to pay withholding taxes. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the six months ended June 30, 2023:

	Shares	Weighted-Avg. Grant Date Fair Value per Share

Non-vested restricted stock as of December 31, 2022	687,000	$3.79
Granted	896,434	$2.21
Vested	(273,000)	$3.78
Forfeited	(60,000)	$2.30
Non-vested restricted stock as of June 30, 2023	1,250,434	$2.73

For the three and six months ended June 30, 2023, the Company recognized $0.6 million and $1.3 million, respectively, of stock compensation expense related to restricted stock grants. For the three and six months ended June 30, 2022, the Company recognized $0.6 million and $2.1 million, respectively, of stock compensation expense related to restricted stock grants. Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s condensed consolidated statements of operations as of June 30, 2023 was $1.5 million. This cost is expected to be recognized over a weighted average period of 1.9 years.

Dividends

During the three-month periods ended March 31 and June 30, 2023, the Company’s board of directors approved the declaration and payment of quarterly cash dividends of $0.0225 per share of common stock. For the six months ended June 30, 2023 and 2022, the Company paid dividends of $1.2 million and $0.6 million, respectively. As an update to the existing shareholder returns program, on August 9, 2023, the Board of Directors suspended the Company’s dividend payment program, with the associated future capital resources being allocated towards the Company’s share repurchase program and repayments of our credit facility’s outstanding balance.

Share Repurchase Program

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

Under the stock repurchase program, shares are repurchased from time to time in the open market or through negotiated transactions at prevailing market prices, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The repurchased shares are cancelled and therefore will not be held in treasury or reissued.

During the three months ended June 30, 2023, the Company paid $0.2 million for the repurchase of 163,300 shares at a weighted average price of $1.48 per share.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Balance, beginning of year	$15,442	$1,461
Acquired or incurred	11	11,811
Cost and life revisions	(43)	1,825
Plugged	(52)	(407)
Sold	-	(189)
Accretion	536	941
Balance, end of period	$15,894	$15,442

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 7% and 45% for the six months ended June 30, 2023 and 2022, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for the six months ended June 30, 2023 related to the movement in the valuation allowance against the Company’s net deferred tax assets.

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

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and six months ended June 30, 2023 and 2022, no adjustments were recognized for uncertain tax positions.

12. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, as was the case for the three and six months ended June 30, 2023 and the six months ended June 30, 2022, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands except per share data)
Net income (loss)	$(2,515)	$122	$(3,762)	$(3,262)

Basic weighted average common shares outstanding	25,187	24,924	25,183	24,324
Dilutive effect of potentially dilutive securities	-	341	-	-
Diluted weighted average common shares outstanding	25,187	25,265	25,183	24,324

Basic net income (loss) per share	$(0.10)	$0.00	$(0.15)	$(0.13)
Diluted net income (loss) per share	$(0.10)	$0.00	$(0.15)	$(0.13)

For the three and six months ended June 30, 2023 and 2022, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	28	30	28	30
Unvested shares of restricted stock	1,250	-	1,250	787
Total	1,278	30	1,278	817

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

The Company has processes and controls in place to estimate fair value. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed, and any material exposures are evaluated through a management review process.

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our unaudited condensed consolidated balance sheet as of June 30, 2023 are presented below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Effect of Netting	Net Fair Value Presented in the Unaudited Condensed Consolidated Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$129	$-	$129	$(121)	$8

Liabilities
Current:
Commodity derivatives	$-	$(121)	$-	$(121)	$121	$-

Net derivative instruments	$-	$8	$-	$8	$-	$8

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

	June 30, 2023	December 31, 2022
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.03771	$0.04429

Fair value of marketable equity securities	$91,293	$107,234

Credit Facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

Other Financial Instruments

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

The Company evaluates the fair value on a non-recurring basis of its 13.84-acre land parcel in Riverton, Wyoming, which is currently listed for sale and classified as held for sale, when circumstances indicate that the value has been impaired. At June 30, 2023, the Company estimated the fair value of its real estate assets based on a market approach with comparison to recent comparable sales, all Level 3 inputs within the fair value hierarchy.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Prepaid expense	$550	$138
Joint interest billings receivable	352	332
Income tax receivable	33	50
Other	38	38

Total other current assets	$973	$558

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts payable	$2,538	$2,566
Operating expense and oil and gas property accruals	1,136	1,378
Revenue payables	3,983	3,503
Production taxes payable	370	319
Insurance premium financing	422	54
Other	15	12

Total accounts payable and accrued expenses	$8,464	$7,832

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for interest	$(558)	$(86)

Investing activities:
Change in capital expenditure accruals	$50	$453
Change in accrual for acquisition costs	-	(546)
Common stock issued for acquisition of properties	-	64,694
Assumption of commodity derivative liability in acquisition of properties	-	3,152
Assumption of debt in acquisition of properties	-	3,347
Assumption of suspense accounts in acquisition of properties	-	1,276
Addition of operating lease liability and right of use asset	-	953
Asset retirement obligations	(32)	10,302
Financing activities:
Financing of insurance premiums with note payable	$654	$588

16. SUBSEQUENT EVENTS

Under the full-cost method of accounting, the net book value of proved oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves. Estimated future net cash flows are calculated using the unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, adjusted for location and quality differentials, held flat for the life of the production (except where prices are defined by contractual arrangements), less estimated operating costs, production taxes and future development costs, all discounted at 10 percent per annum. Future cash outflows associated with settling accrued asset retirement obligations are excluded from the calculation.

As of June 30, 2023, no ceiling test write-down of our oil and gas assets was necessary.  However, we expect to record a write-down of our oil and gas properties in the third quarter of 2023 due to lower commodity prices used in the calculation of the ceiling test as higher third quarter 2022 realized prices will be removed from the ceiling calculation and replaced with lower third quarter 2023 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $3 million to $4 million in the third quarter of 2023. Additional write-downs could be incurred in the fourth quarter of 2023.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	General Overview. A general overview of the Company and our operations.

●	Recent Developments. Discussion of recent developments affecting the Company and our operations.

●	Plan of Operations and Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2023 and 2022.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966, and reincorporated to Delaware effective on August 3, 2022. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent region (Oklahoma, Kansas and North and East Texas), and the West Texas, South Texas and Gulf Coast region.

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, South Texas and Mid-Continent regions.

Our business strategy is to enhance the value of our acquired operated assets through evaluation of selected properties with the goal of increasing production and reserves. We plan to deploy our capital in a conservative and strategic manner and pursue value-enhancing transactions. We also continuously evaluate strategic alternative opportunities that we believe will enhance stockholder value.

Global commodity and financial markets continue to be subject to heightened levels of uncertainty and volatility as a result of inflation, disruptions resulting from recent bank failures, and the ongoing conflict between Russia and Ukraine and associated economic and trade sanctions on Russia. These circumstances have driven commodity price volatility and have contributed to increased service provider costs as well as other costs and a rise in interest rates, and could have further industry-specific impacts that may require us to adjust our business plan.

Material Developments

Acquisitions

On January 5, 2022, we closed the acquisitions of assets from three separate Purchase and Sale Agreements entered into by the Company on October 4, 2021, with (i) Lubbock Energy Partners LLC, (ii) Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (collectively, “Banner”), and (iii) Synergy Offshore LLC for approximately $66.4 million. The acquisition had an effective date of January 1, 2022. The purchase price included payment of $1.25 million in cash and issuance of 19,905,736 shares of our common stock, valued at $64.7 million. In addition, we assumed Banner’s debt of approximately $3.3 million and derivative positions, which were in a loss position of $3.1 million. The assets acquired include certain oil and gas properties representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, South Texas, and Mid-Continent. The acquisition also included certain wells, contracts, technical data, records, personal property and hydrocarbons associated with the acquired assets.

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

Dividends

On February 23, 2023 and May 30, 2023, the Company paid a quarterly cash dividends of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023 and May 19, 2023. Total dividends paid during the six months ended June 30, 2023 were $1.2 million. The Board of Directors suspended the Company’s dividend payment policy on August 9, 2023, with the associated capital resources going towards the Company’s share repurchase program and repayments of our credit facility’s outstanding balance.

Stock Repurchase Program

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on the earlier of June 30, 2024, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company.

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

During the three months ended June 30, 2023, the Company paid $241 thousand for the repurchase of 163,300 shares at a weighted average price of $1.48 per share.

Full-Cost Method Ceiling Test

As commodity prices have decreased in 2023 relative to 2022 prices, we expect to record a write-down of our oil and gas properties in the third quarter of 2023 due to lower commodity prices being used in the calculation of the full-cost method ceiling test. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $3 million to $4 million in the third quarter of 2023. Additional write-downs could be incurred in the fourth quarter of 2023.

Plan of Operations and Strategy

Continuing through the second half of 2023 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022 to return them to production.

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 to Topic 326, Financial Instruments-Credit Losses. See Note 1 in the accompanying notes to unaudited condensed consolidated financial statements included in Part 1, Item 1 for additional discussion of the impact of the adoption of this ASU on our financial statements and disclosures.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, we recorded a net loss of $2.5 million, which was primarily due to lower revenues as a result of lower commodity prices, which resulted in reduced revenues on our production during the period. For the three months ended June 30, 2022, we recorded net income of $0.1 million. In the following sections we discuss our revenue, operating expenses and non-operating income and expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$7,028	$11,334	$(4,306)	(38)%
Natural gas and liquids	950	2,146	(1,196)	(56)%

Total	$7,978	$13,480	$(5,502)	(41)%

Production quantities:
Oil (Bbls)	114,900	107,845	7,055	7%
Natural gas and liquids (Mcfe)	380,419	326,308	54,111	17%
BOE	178,303	162,230	16,073	10%
BOE/Day	1,959	1,783	176	10%

Average sales prices:
Oil (Bbls)	$61.17	$105.09	$(43.92)	(42)%
Natural gas and liquids (Mcfe)	2.50	6.58	(4.08)	(62)%
BOE	$44.74	$83.09	$(38.35)	(46)%

The decrease in our oil and gas revenue of $5.5 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a decrease in commodity pricing of 46% on a per BOE basis, which was partially offset by an increase of 10% in production quantities on a per BOE basis. For the three months ended June 30, 2023, we produced 178,303 BOE, or an average of 1,959 BOE per day, as compared to 162,230 BOE or an average of 1,783 BOE per day during the comparable period in 2022. The increase in our production quantities relates to production from properties in East Texas that we acquired in July 2022. The production mix remained relatively consistent between periods. During the three months ended June 30, 2023, our production was 64% oil and 36% natural gas and liquids compared to 66% oil and 34% natural gas and liquids produced during the three months ended June 30, 2022.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Lease operating expense	$3,877	$4,646	$(769)	(17)%
Production taxes	$538	$913	$(375)	(41)%

Total	$4,415	$5,559	$(1,144)	(21)%
Lease operating expense per BOE	$21.75	$28.61	$(6.87)	(24)%

For the three months ended June 30, 2023, lease operating expenses were $3.9 million or $21.75 per BOE, a decrease of $0.8 million when compared to the $4.6 million or $28.61 per BOE for the three months ended June 30, 2022. The decrease in lease operating expense was due to a reduction in well workover activity in 2023 when compared to 2022. The decrease on a per BOE basis is the result of increased efficiency from the integration of assets acquired in 2022.

For the three months ended June 30, 2023, production taxes were $538 thousand, a decrease of $375 thousand, or 41%, compared to the comparable period of 2022. This decrease was primarily attributable to the decrease in revenues of 41% related to the decreases in commodity pricing as discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $2.9 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. Our depletion rate was $14.39 per BOE and $14.20 per BOE for the three months ended June 30, 2023 and 2022, respectively. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Compensation and benefits	$1,330	$1,189	$141	12%
Stock-based compensation	607	609	(2)	-%
Professional fees, insurance and other	1,431	844	587	70%

Total	$3,368	$2,642	$726	27%

General and administrative expenses increased by $0.7 million during the three-month period ended June 30, 2023, as compared to the prior year period. The increase was primarily attributable to an increase in professional fees related to the 2022 audit, additional contract accounting personnel costs and Delaware franchise taxes.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$288	$(2,132)	$2,420	114%
Marketable equity securities gain (loss)	(16)	(121)	105	87%
Other income (expense), net	(6)	(5)	(1)	(20)%
Interest, net	(289)	(60)	(229)	(382)%

Total non-operating income (expense)	$(23)	$(2,318)	$2,295	99%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended June 30, 2023, we recognized gains on commodity derivative contracts of $0.3 million, primarily as the result of a reduction in the mark-to-market liability of our outstanding commodity derivative contracts due to lower commodity prices. See Note 7 Commodity Derivatives in the notes to the unaudited condensed consolidated financial statements.

The loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy.

Interest, net represents the interest on our credit facility with Firstbank Southwest. The increase in interest expense, net represents an increase in the amount borrowed on the credit facility as well as an increase in the interest rate. As of June 30, 2023, we had borrowed $12.0 million on the credit facility as compared to $4.0 million borrowed as of June 30, 2022. The average interest rate increased to 8.9% for the three months ended June 30, 2023, as compared to 4.7% for the three months ended June 30, 2022. See Note 6 Debt in the notes to the unaudited condensed consolidated financial statements.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, we recorded a net loss of $3.8 million, which was primarily due to a loss from operations of $4.7 million. This loss was partially offset by gains on our commodity derivative contracts of $1.2 million during the period. Our operating loss is due to lower commodity prices and higher costs for services and materials experienced during the period. For the six months ended June 30, 2022, we recorded a net loss of $3.3 million.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$14,124	$19,167	$(5,033)	(26)%
Natural gas and liquids	2,127	3,185	(1,058)	(33)%

Total	$16,251	$22,352	$(6,101)	(27)%

Production quantities:
Oil (Bbls)	206,211	198,666	7,545	4%
Natural gas and liquids (Mcfe)	764,451	505,651	258,800	51%
BOE	333,620	282,942	50,678	18%
BOE/Day	1,843	1,563	280	18%

Average sales prices:
Oil (Bbls)	$68.49	$96.48	$(27.99)	(29)%
Natural gas and liquids (Mcfe)	$2.78	$6.30	$(3.52)	(56)%
BOE	$48.71	$79.00	$(30.29)	(38)%

The decrease in our oil and gas revenue of $6.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was due primarily to a decrease in commodity prices. Our realized price for oil was down 29% and the realized price received for natural gas and liquids was down 56% from the prior year period. Partially offsetting the decrease in revenues from declines in commodity prices was an increase in the volumes we produced during the period. For the six months ended June 30, 2023, we produced 333,620 BOE, or an average of 1,843 BOE per day, as compared to 282,942 BOE or 1,563 BOE per day, during the comparable period in 2022. Our oil production was up 4% and our natural gas and liquids production was up 51% compared to the prior year period. The increase in the volumes of natural gas and liquids produced is primarily due to the acquisition of our East Texas assets in July 2022 with relatively more natural gas production. See Note 2 – Acquisitions. The production mix shifted to become slightly less oil weighted in 2023 when compared to 2022. Our BOE production mix was 62% oil and 38% natural gas and liquids during the six months ended June 30, 2023 compared to 70% oil and 30% natural gas and liquids in the comparable period of 2022.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Lease operating expense	$8,400	$7,382	$1,018	14%
Production taxes	$1,058	$1,485	$(427)	(29)%

Total	$9,458	$8,867	$591	7%
Lease operating expense per BOE	$25.18	$26.09	$(0.91)	(3)%

For the six months ended June 30, 2023, lease operating expenses were $8.4 million or $25.18 per BOE, an increase of $1.0 million when compared to the $7.4 million or $26.09 per BOE for the six months ended June 30, 2022. Lease operating expense per BOE decreased as a result of increased efficiency from the integration of assets acquired in 2022. However, overall lease operating expense increased due to the increase in production period over period. For the six months ended June 30, 2023, production taxes were $1.1 million, a decrease of 0.4 million, or 29%, compared to the comparable period of 2022. This decrease was primarily attributable to the decrease in oil and natural gas and liquids revenues of 27% related to the decreases in commodity prices discussed above.

Depreciation, Depletion and Amortization. Our DD&A rate for the six months ended June 30, 2023, was $13.99 per BOE, compared to $13.97 per BOE for the six months ended June 30, 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs to develop reserves.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Compensation and benefits	$2,517	$1,818	$699	38%
Stock-based compensation	1,334	2,109	(775)	(37)%
Professional fees, insurance and other	2,289	1,661	628	38%

Total	$6,140	$5,588	$552	10%

General and administrative expenses increased by $0.6 million during the six-month period ended June 30, 2023, as compared to the prior year period. The increase was primarily attributable to an increase in compensation and benefits of $0.7 million due to the addition of seven employees added in the last half of 2022 and the first half of 2023. Professional fees, insurance and other expenses increased $0.6 million, primarily due to increased consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022. Stock-based compensation decreased $0.8 million due to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were in connection with new directors and officers appointed in connection with the January 2022 acquisition.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$1,208	$(8,969)	$10,177	113%
Marketable equity securities gain (loss)	(16)	(40)	24	60%
Other income (expense), net	(6)	(6)	-	-%
Interest, net	(558)	(108)	(450)	(417)%

Total non-operating income (expense)	$628	$(9,123)	$9,751	107%

Commodity derivative gain (loss), net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the six months ended June 30, 2023, we recognized gains on commodity derivative contracts of $1.2 million for contracts that we assumed in the acquisition, as wells as, contracts we added during the period. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Loss on marketable equity securities represents the change in fair value of our investment in Anfield Energy. For the six months ended June 30, 2023, we recognized an unrealized loss on marketable equity securities of $16 thousand as compared to a loss of $40 thousand for the comparable period of 2022.

Interest, net, represents the interest related to our credit facility with Firstbank Southwest. We had $12.0 million borrowed on the credit facility at June 30, 2023 compared to $4.0 million borrowed on the facility at June 30, 2022. During the six months ended June 30, 2023, the interest rate on the Credit Facility increased to an average of 8.7% compared to the average rate during the six months ended June 30, 2022 of 4.5%. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

We do not anticipate operating any drill rigs within the next 12 months or performing any developmental or exploratory drilling except on a limited basis in some of our non-operated properties. We will incur approximate $0.2 million on lease commitments and approximately $1.0 million on interest expense assuming no material changes to interest rates over the next 12 months. Our capital budget is typically comprised of return to production workovers, repairs and maintenance, plugging and abandonment costs, and similar activities to support our asset base. We view some of these investments as discretionary for which we can control both the timing and amount of these expenditures. Other activities, such as some repairs and maintenance and plugging activities, may be required from time to time by regulatory bodies. While we do not have an approved budget for 2024, we anticipate any such expenditures would be sourced primarily by operating cash flows. In the event that our operating cash flows are not sufficient to fund these expenditures, we have access to our credit facility and equity markets if such a need arises.

Sources of Cash

For the six months ended June 30, 2023, we funded our capital expenditures with cash on hand and cash flows from operating activities. If during the second half of 2023, cash flows are not sufficient to fund our capital expenditures and operations, we may also use borrowings under our credit facility or raise funds through new equity offerings or from other sources of financing and re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rate, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

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

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with Firstbank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of June 30, 2023. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is redetermined semi-annually on or about April 1 and October 1 of each year during the four-year term of the Credit agreement. At the April 2023 redetermination we reaffirmed the borrowing base. The next borrowing base redetermination date is scheduled for October 1, 2023. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of June 30, 2023, was $12.0 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties and for the payment of operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, share repurchases, and dividends. Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. During the six months ended June 30, 2023, we spent approximately $2.4 million on capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas, prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. Our 2023 capital program is expected to be approximately $5.0 million. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,409	$3,662	$(2,253)
Investing activities	(2,775)	(5,170)	2,395
Financing activities	(1,870)	(447)	(1,423)

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2023 was $1.4 million as compared to cash provided by operating activities of $3.7 million for the comparable period in 2022. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts for revenues as a result of a decrease in the prices we received for our oil and natural gas production and an increase in lease operating expenses. The increase in lease operating expense is primarily due to higher production volumes, as lease operating expense on a BOE basis decreased period over period. These reductions in operating cash flows were partially offset by decreases in cash paid to settle commodity derivative contracts.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2023, was $2.8 million as compared to $5.2 million for the comparable period in 2022. The primary use of cash in our investing activities for the six months ended June 30, 2023, was the capital expenditures related to returning idle wells to production and improvements to our gathering system in East Texas.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2023, was $1.9 million as compared to $0.4 million for the comparable period in 2022. The cash used in financing activities during the six months ended June 30, 2023, was primarily attributable to cash dividends paid of $1.2 million, cash paid to settle taxes on the vesting of share-based compensation awards of $0.2 million, cash paid for the repurchase of shares of 0.2 million and principal payments on our insurance premium finance note payable of $0.3 million. Cash used in financing activities during the six months ended June 30, 2022, represented cash dividends paid of $0.6 million, cash paid to settle taxes on the vesting share-based compensation awards of $0.3 million, and payments of principal on our insurance premium finance note of $0.2 million, which were partially offset by borrowings, net of repayments and fees under our credit facility of $0.5 million and proceeds received on the exercise of stock warrants of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made in part on material weaknesses in our internal control over financial reporting as of December 31, 2022, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 13, 2023, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2022 and is in the process of remediating such material weaknesses as of June 30, 2023:

●	Third party information technology general controls (“ITGCs”) related to our accounting system were not designed appropriately and reliance could not be placed on the processing integrity of the accounting system.

●	Certain control activities with a review component were not implemented and operating effectively for a sufficient portion of the period and did not include sufficient evidence of review procedures performed or formal approval by the reviewer.

●	Certain business process controls were not implemented for a sufficient portion of the period and did not include sufficient evidence of operation.

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

Changes in Internal Control over Financial Reporting

Except as disclosed below there were no changes in our internal control over financial reporting during the six months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2023, we contracted for an interim Corporate Controller and on July 24, 2023, we hired a Corporate Controller to supervise the day-to-day accounting function. In addition, we have made efforts to improve the documentation of review for control activities with a review component to include review notes and documented approval by the reviewer. In addition, we have begun evaluating accounting systems for conversion. The accounting system we select will have ITGCs that are designed effectively by the software provider and independently tested.

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

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2024. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. During the three months ended June 30, 2023, the Company paid $241 thousand for the repurchase of 163,300 shares at a weighted average price of $1.48 per share in open market transactions. The program does not obligate the Company to acquire a minimum amount of shares.

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

Our Board of Directors has determined to suspend our quarterly cash dividend.

On April 13, 2022, August 5, 2022, November 7, 2022, February 9, 2023 and May 18, 2023, the Company’s Board of Directors approved the declaration and payment of quarterly cash dividends of $0.0225 per share of common stock. Our Board of Directors, at its sole discretion, determines the amount of the quarterly dividends to be distributed to our shareholders, if any, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including future acquisitions and divestitures. Consequently, our dividend levels may fluctuate. On August 9, 2023, the Board of Directors determined it appropriate to suspend dividend payments, with the associated future capital resources being allocated towards the Company’s share repurchase program and repayments of the outstanding balance on our credit facility. The Board of Directors may or may not reinstate future dividend payments in the future, the amount and frequency of which will be determined at the sole discretion of the Board. To the extent that the dividend is not reinstated in the future, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

In the future, we or our majority stockholders, may enter into transactions with, or undertake transactions with, parties seeking to merge and/or acquire us and/or our operations. While neither we, nor our majority stockholders have entered into any such agreements or understandings to date, in the event that we or our majority stockholders do enter into such a transaction or transactions in the future, it could result in a change in our business focus, the acquisition of significant amounts of our outstanding common stock, or a change in our majority stockholders. We and our majority stockholders have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may never enter into such agreement(s) in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the Nasdaq Capital Market, our officers, directors and majority stockholders, and the value of our securities.

We have written down, and may in the future be forced to further write-down, material portions of our assets due to low oil and natural gas prices.

The full cost method of accounting is used for oil and gas acquisition, exploration, development and production activities. Under the full cost method, all costs associated with the acquisition, exploration, and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities, but does not include any costs related to production, general corporate overhead, or similar activities. Proceeds received from disposals are credited against accumulated cost, except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and natural gas reserves. Excluded from amounts subject to depreciation, depletion, and amortization are costs associated with unevaluated properties.

Under the full cost method, net capitalized costs are limited to the lower of (a) unamortized cost reduced by the related net deferred tax liability and asset retirement obligations, and (b) the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on unescalated costs, adjusted for contract provisions, any financial derivatives qualifying as accounting hedges and asset retirement obligations, and unescalated oil and natural gas prices during the period, (ii) the cost of properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, less income tax effects related to tax assets directly attributable to the natural gas and crude oil properties. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the cost center ceiling limitation, a non-cash impairment charge is required in the period in which the impairment occurs.

We perform a quarterly ceiling test for our only oil and natural gas cost center, which is the United States. During 2022 we did not record a ceiling test write-down. The ceiling test incorporates assumptions regarding pricing and discount rates over which we have no influence in the determination of present value. In arriving at the ceiling test for the year ended December 31, 2022, we used an average price applicable to our properties of $93.67 per barrel for oil and $6.36 per Mcfe for natural gas, based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period, to compute the future cash flows of each of the producing properties at that date.

Through the period ended June 30, 2023, no ceiling test write-down of our oil and gas assets was necessary. However, we expect to record a write-down of our oil and gas properties in the third quarter of 2023 due to lower commodity prices used in the calculation of the ceiling test as higher third quarter 2022 realized prices will be removed from the ceiling calculation and replaced with lower third quarter 2023 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $3 million to $4 million in the third quarter of 2023. Additional write-downs could be incurred in the fourth quarter of 2023.

Material future write-downs or impairments of our oil and gas properties may have a material adverse effect on our assets and/or our financial condition, either of which may cause the value of our securities to decline in value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2023, and from the period from July 1, 2023, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2023	—	$—	—	$—
May 1 - May 31, 2023	65,400	$1.42	65,400	$4,907,348
June 1 – June 30, 2023	97,900	$1.51	97,900	4,759,207
Total	163,300	$—	163,300	$4,759,207

(1) On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2024, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The program does not obligate the Company to acquire a minimum amount of shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Current Report on Form 8-K filed by the Company with the SEC on June 5, 2023, mistakenly discussed the grant to Mr. Mark Zajac, the then newly appointed Chief Financial Officer (CFO) and Principal Financial and Accounting Officer of the Company, of 100,000 restricted stock units of the Company (the “RSUs”) under the Company’s 2022 Equity Incentive Plan, with such RSUs vesting to Mr. Zajac at the rate of 1/2 of such RSUs on each of June 1, 2024 and 2025, provided he is still employed by the Company on such dates.

The Board actually approved the grant of 100,000 shares of Restricted Stock to Mr. Zajac, instead of RSUs, which shares of Restricted Stock had identical vesting terms as the RSUs discussed above and the references to RSUs in the Form 8-K were in error.

On August 9, 2023, the Board of Directors determined that it was appropriate to suspend dividend payments moving forward, with the associated future capital resources being allocated towards the Company’s share repurchase program and repayments of the outstanding balance on our credit facility. The Board of Directors may or may not reinstate future dividend payments in the future, the amount and frequency of which will be determined at the sole discretion of the Board. To the extent that the dividend is not reinstated in the future, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1†	Offer Letter dated June 1, 2023, by and between U.S. Energy Corp. and Mark Zajac	8-K	000-06814	10.2	6/16/2023
10.2†	Form of U.S. Energy Corp. Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan) (1)	S-8	333-267267	4.3	9/2/2022
10.3†	Separation and Release Agreement, dated July 31, 2023, by and between U.S. Energy Corp. and Donald A. Kessel	8-K	000-06814	10.1	8/01/2023
16.1	Letter from Plante & Moran, PLLC, dated June 15, 2023	8-K	000-06814	16.1	6/16/2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: August 14, 2023	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)

