Form 10-Q
period 2023-09-30
US ENERGY CORP
filed 2023-11-13
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The registrant had 25,506,570 shares of its common stock, par value $0.01 per share, outstanding as of November 13, 2023.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and equivalents	$1,974	$4,411
Oil and natural gas sales receivable	3,486	3,193
Marketable equity securities	161	107
Commodity derivative asset -current	58	-
Other current assets	817	558
Real estate assets held for sale, net of selling costs	175	175

Total current assets	6,671	8,444

Oil and natural gas properties under full cost method:
Unevaluated properties	-	1,584
Evaluated properties	203,375	203,144
Less accumulated depreciation, depletion and amortization	(103,919)	(96,725)

Net oil and natural gas properties	99,456	108,003

Property and equipment, net	964	651
Right-of-use asset	733	868
Commodity derivative asset-noncurrent	16	-
Other assets	317	354

Total assets	$108,157	$118,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,836	$7,832
Accrued compensation and benefits	817	1,111
Commodity derivative liability-current	422	1,694
Asset retirement obligations-current	1,850	668
Current lease obligation	179	189

Total current liabilities	12,104	11,494

Credit facility	12,000	12,000
Asset retirement obligations- noncurrent	16,777	14,774
Long-term lease obligation, net of current portion	658	794
Deferred tax liability	446	898
Other noncurrent liabilities	-	6

Total liabilities	41,985	39,966

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 25,506,570 and 25,023,812 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	255	250
Additional paid-in capital	218,245	216,690
Accumulated deficit	(152,328)	(138,586)

Total shareholders’ equity	66,172	78,354

Total liabilities and shareholders’ equity	$108,157	$118,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2023 and 2022

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Oil	$7,811	$8,979	$21,935	$28,146
Natural gas and liquids	930	2,820	3,057	6,005
Total revenue	8,741	11,799	24,992	34,151

Operating expenses:
Lease operating expenses	3,999	5,204	12,147	12,349
Gathering, transportation and treating	167	119	419	356
Production taxes	596	817	1,654	2,302
Depreciation, depletion, accretion and amortization	2,868	2,528	8,181	6,985
Impairment of oil and natural gas properties	6,495	-	6,495	-
General and administrative expenses	2,824	2,708	8,964	8,296
Total operating expenses	16,949	11,376	37,860	30,288

Operating income (loss)	(8,208)	423	(12,868)	3,863

Other income (expense):
Commodity derivative gain (loss)	(504)	4,025	704	(4,944)
Interest expense	(306)	(187)	(864)	(295)
Other income (expense), net	68	(122)	46	(168)
Total other income (expense)	(742)	3,716	(114)	(5,407)

Net income (loss) before income taxes	$(8,950)	$4,139	$(12,982)	$(1,544)
Income tax (expense) benefit	162	(29)	432	2,392
Net income (loss)	$(8,788)	$4,110	$(12,550)	$848
Basic weighted shares outstanding	25,428,874	24,390,193	25,265,662	24,548,385
Diluted weighted shares outstanding	25,428,874	24,682,476	25,265,662	24,891,148
Basic earnings (loss) per share	$(0.35)	$0.16	$(0.50)	$0.03
Diluted earnings (loss) per share	$(0.35)	$0.16	$(0.50)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE nine months ended September 30, 2023 and 2022

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495	-	64,694
Stock-based compensation	-	-	1,500	-	1,500
Shares issued upon vesting of restricted stock awards	373,500	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Net loss	-	-	-	(3,384)	(3,384)
Balances, March 31, 2022	24,923,812	$249	$215,174	$(139,272)	$76,151
Cash dividends, $0.0225 per share	-	-	-	(578)	(578)
Stock-based compensation	-	-	609	-	609
Net income	-	-	-	122	122
Balances, June 30, 2022	24,923,812	$249	$215,783	$(139,728)	$76,304
Cash dividends, $0.0225 per share	-	-	-	(578)	(578)
Shares issued upon vesting of restricted stock awards	100,000	1	(1)	-	-
Stock-based compensation	-	-	485	-	485
Net income	-	-	-	4,110	4,110
Balances, September 30, 2022	25,023,812	$250	$216,267	$(136,196)	$80,321

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Stock-based compensation	-	-	727	-	727
Shares issued upon vesting of restricted stock awards	273,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(149)	-	(150)
Cash dividends $0.0225 per share				(596)	(596)
Net loss	-	-	-	(1,247)	(1,247)
Balances, March 31, 2023	25,234,672	$252	$217,265	$(140,429)	$77,088
Stock-based compensation	-	-	607	-	607
Cash dividends, $0.0225 per share	-	-	-	(596)	(596)
Share repurchases	(163,300)	(1)	(240)		(241)
Net loss	-	-	-	(2,515)	(2,515)
Balances, June 30, 2023	25,071,372	$251	$217,632	$(143,540)	$74,343
Stock-based compensation	-	-	617	-	617
Shares issued upon vesting of restricted stock awards	435,198	4	(4)	-	-
Net loss	-	-	-	(8,788)	(8,788)
Balances, September 30, 2023	25,506,570	$255	$218,245	$(152,328)	$66,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2023 and 2022

(in thousands)

	2023	2022

Cash flows from operating activities:
Net income (loss)	$(12,550)	$848
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	8,181	6,985
Impairment of oil and natural gas properties	6,495	-
Deferred income taxes	(452)	(2,460)
Total commodity derivative (gains) losses, net	(704)	4,944
Commodity derivative settlements paid	(642)	(6,099)
Loss on marketable equity securities	(54)	85
Impairment and loss on real estate held for sale	-	75
Amortization of debt issuance costs	37	32
Stock-based compensation	1,951	2,594
Right of use asset amortization	135	140
Changes in operating assets and liabilities:	-	-
Oil and natural gas sales receivable	(292)	(3,587)
Other assets	395	320
Accounts payable and accrued liabilities	1,047	5,456
Accrued compensation and benefits	(294)	(479)
Payments on operating lease liability	(145)	(68)
Payments on asset retirement obligations	(131)	(289)

Net cash provided by operating activities	$2,977	$8,497

Cash flows from investing activities:
Acquisition of proved properties	$-	$(12,610)
Oil and natural gas capital expenditures	(2,878)	(5,369)
Property and equipment expenditures	(487)	(379)
Proceeds from sale of oil and gas properties	-	1,250

Net cash used in investing activities	$(3,365)	$(17,108)

Cash flows from financing activities:
Borrowings on credit facility	$500	$15,200
Repayment of debt	(500)	(6,047)
Payment of fees for credit facility	-	(207)
Repayments of insurance premium finance note payable	(465)	(396)
Exercise of warrant	-	195
Shares withheld to settle tax withholding obligations for restricted stock awards	(151)	(307)
Dividends paid	(1,192)	(1,156)
Repurchases of common stock	(241)	-

Net cash used in financing activities	$(2,049)	$7,282

Net decrease in cash and equivalents	(2,437)	(1,329)

Cash and equivalents, beginning of period	4,411	4,422

Cash and equivalents, end of period	$1,974	$3,093

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023. Our financial condition as of September 30, 2023, and operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

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

Reclassifications

Certain prior year amounts are reclassified to conform to the current year presentation.

Historically, the Company included gathering, transportation, and treating costs within lease operating expense on the condensed consolidated statement of operations. Effective July 1, 2023, the Company began classifying gathering, treating, and transportation costs in a separate line item, titled Gathering, transportation, and treating, on the condensed consolidated statement of operations and recast prior period results for this reclassification. This reclassification had no impact on the Company's net income, earnings per share, cash flows, or financial position. The Company revised historical periods to reflect this change in presentation.

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

The Company reports revenue as its proportionate share of the gross amount received from the purchasers before taking into account gathering, transportation, and treating costs. Production taxes and gathering, transportation, and treating costs are reported separately on the accompanying condensed consolidated statements of operations.

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

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in its Rockies, West Texas, South Texas, and Gulf Coast, and Mid-Continent regions for the three and nine months ended September 30, 2023 and 2022, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Rockies
Oil	$3,106	$3,407	$7,914	$11,385
Natural gas and liquids	44	343	260	879
Total	$3,150	$3,750	$8,174	$12,264

West Texas, South Texas, and Gulf Coast
Oil	$3,138	$3,918	$9,116	$12,522
Natural gas and liquids	103	454	424	1,134
Total	$3,241	$4,372	$9,540	$13,656

Mid-Continent
Oil	$1,567	$1,654	$4,905	$4,239
Natural gas and liquids	783	2,023	2,373	3,992
Total	$2,350	$3,677	$7,278	$8,231

Combined Total	$8,741	$11,799	$24,992	$34,151

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

	Nine Months Ended
	September 30,
	2023	2022
Purchaser A	23%	24%
Purchaser B	19%	21%

4. LEASES

The Company’s operating lease right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Right-of-use assets	$733	$868
Lease liabilities
Current lease obligation	$179	$189
Long-term lease obligation	658	794
Total lease liabilities	$837	$983

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for office leases with original terms less than one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognized sublease income as a reduction of rent expense. The term of the sublease was through the term of the Company’s Denver office lease, which terminated on January 31, 2023. Following are the amounts recognized as components of rental expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$49	$77	$162	$177
Short-term lease cost	312	2	731	6
Sublease income	-	(21)	-	(54)
Total lease costs	$361	$58	$893	$129

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of September 30,
	2023	2022
	(in thousands)
Weighted average lease term (years)	4.2	5.0
Weighted average discount rate	4.25%	4.47%

Maturity of operating lease liabilities with terms of one year or more as of September 30, 2023 are presented in the following table:

September 30, 2023
(in thousands)
2023	$52
2024	213
2025	218
2026	224
2027	210
Total lease payments	$917
Less: imputed interest	(80)
Total lease liability	$837

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Divestitures

During the nine months ended September 30, 2023 there were no divestitures of oil and gas properties. During the nine months ended September 30, 2022, the Company divested of the Wildhorse Waterflood Unit in Osage County, Oklahoma, which was part of the Acquired Assets acquired on January 5, 2022. Net proceeds from the sale of the Wildhorse Waterflood Unit were $1.2 million. In addition, in December 2022, the Company sold its approximately 30% interest in two non-operated wells in Zavala County, Texas and associated acreage of approximately 4,500 acres for $1.1 million. The proceeds from divestitures are recorded as reductions in the full cost pool.

Unevaluated Properties

As of September 30, 2023, the Company re-evaluated its use of capital relative to its portfolio and strategic initiatives and determined that it no longer intends to fund development activities required to develop its unevaluated acreage. Therefore, it impaired the $1.6 million book value of unevaluated properties by transferring them into evaluated properties subject to depletion and the full cost pool ceiling test as of September 30, 2023.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2023, the Company used $78.53 per barrel for oil and $3.43 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $6.5 million ceiling test write-down of its oil and gas properties during the three and nine months ended September 30, 2023, primarily due to a reduction in the value of proved oil and natural gas reserves as a result of a decrease in crude oil and natural gas prices.  In addition, asset retirement obligation cost and life revisions and the transfer of unevaluated properties into the full cost pool increased the net book value of our oil and gas properties subject to the ceiling test.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense recognized on the Credit Agreement and the weighted average interest rates for the three and nine months ended September 30, 2023 and 2022 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest expense	$288	$170	$807	$248
Weighted average interest rate	9.1%	6.3%	8.8%	5.1%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of September 30, 2023, the borrowing base was $20 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

The amount outstanding on the Credit Agreement as of September 30, 2023 and December 31, 2022, was $12.0 million.

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

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the January 2022 acquisition closing, pursuant to which the Company was required to assume and novate certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional NYMEX WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. On September, 12, 2023, the Company entered into crude oil swap agreements with EDF Trading, agreeing to pay fixed prices and receive the monthly average NYMEX WTI prices for the month of settlement. As of September 30, 2023, the Company had commodity derivative contracts outstanding through the fourth quarter of 2024 as summarized in the tables below:

		Collars		Fixed Price Swaps
	Quantity	Weighted		Quantity	Weighted
	Crude oil	Average Prices		Crude oil	Average
Commodity/ Index/ Maturity Period	(Bbls)(1)	Floors	Ceilings	(Bbls)(1)	Price

NYMEX WTI
Crude Oil 2023 Contracts:
Fourth quarter 2023	51,200	$60.00	$81.04	18,000	$86.64
Total 2023	51,200	$60.00	$81.04	18,000	$86.64

Crude Oil 2024 Contracts:
First quarter 2024				53,300	$84.07
Second quarter 2024				48,600	$81.76
Third quarter 2024				45,000	$79.80
Fourth quarter 2024				40,720	$78.15
Total 2024				187,620	$81.16

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	September 30, 2023	December 31, 2022
	(in thousands)
Derivative assets:
Current assets	$58	$-
Non-current assets	16	-
Total derivative assets	$74	$-

Derivative liabilities:
Current liabilities	$422	$1,694
Total derivative liabilities	$422	$1,694

As of September 30, 2023, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for the offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions when we have a right of offset or master netting arrangement. See Note 13-Fair Value Measurements for disclosure of the fair value of derivative assets and liabilities on a gross and net basis.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative (gain) loss line-item presentation in the accompanying condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Derivative settlement gains (losses):
Oil contracts	$(148)	$(1,291)	$(614)	$(5,428)
Gas contracts	-	(321)	(28)	(671)
Total derivative settlement gains (losses)	$(148)	$(1,612)	$(642)	$(6,099)

Total net derivative gains (losses):
Oil contracts	$(504)	$4,338	$644	$(4,026)
Gas contracts	-	(313)	60	(918)
Total net derivative gains (losses)	$(504)	$4,025	$704	$(4,944)

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

9. SHAREHOLDERS’ EQUITY

At September 30, 2023, the Company had 25,506,570 shares of common stock outstanding and 245,000,000 authorized. In addition, as of September 30, 2023, the Company had 5,000,000 authorized but unissued shares of preferred stock. During the nine months ended September 30, 2023, the Company paid $241 thousand to repurchase 163,300 shares of common stock as part of a share repurchase plan. On January 5, 2022, the Company issued 19,905,736 shares of common stock in connection with the acquisition of the Acquired Assets.

Stock Options Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three and nine months ended September 30, 2023 and 2022, there was no compensation expense related to stock options. As of September 30, 2022, all stock options had vested. No stock options were granted or exercised during the three or nine months ended September 30, 2023 or 2022. Stock options for the purchase of 4,946 shares of common stock expired during the nine months ended September 30, 2022. The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	23,176	$38.92	28,122	$54.03

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2023:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
	Price		Average	Contractual		Average
Number of	Range		Exercise	Term	Number of	Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	4.0	16,500	$10.00
5,676	90.00	90.00	90.00	1.3	5,676	90.00
1,000	226.20	226.20	226.20	1.0	1,000	226.20

23,176	$7.20	$226.20	$38.92	3.2	23,176	$38.92

Restricted Stock

The Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company. In January 2023, 796,434 restricted stock awards were granted to employees and directors from the 2021 Equity Incentive Plan and 2022 Equity Incentive Plan. In addition, in June 2023, per the terms of his employment agreement 100,000 restricted stock shares were issued to the Company’s new Chief Financial Officer, and in August 2023, 40,000 restricted stock shares were issued to the Company's new non-executive Controller. The restricted stock awards are time-based awards and are amortized ratably over the requisite two-year service period. Restricted stock vests ratably on each anniversary following the grant date provided the grantee is employed on the vesting date. Forfeitures of restricted stock awards are recognized as they occur. Restricted stock granted to employees, when vested, may be settled through the net issuance of shares, reduced by the number of shares required to pay withholding taxes. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the nine months ended September 30, 2023:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2022	687,000	$3.79
Granted	936,434	2.18
Vested	(544,198)	3.30
Modifications (accelerated vesting)	(164,000)	2.85
Forfeited	(60,000)	2.30
Non-vested restricted stock as of September 30, 2023	855,236	$2.63

For the three and nine months ended September 30, 2023, the Company recognized $0.6 million and $2.0 million, respectively, of stock compensation expense related to restricted stock grants. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $2.6 million, respectively, of stock compensation expense related to restricted stock grants. Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s condensed consolidated statements of operations as of September 30, 2023 was $0.9 million. This cost is expected to be recognized over a weighted average period of 1.6 years.

Dividends

On February 23, 2023 and May 30, 2023, the Company paid a quarterly cash dividends of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023 and May 19, 2023, respectively.

For the nine months ended September 30, 2023 and 2022, the Company paid dividends of $1.2 million and $1.2 million, respectively. As an update to the existing shareholder returns program, on August 9, 2023, the Board of Directors suspended the Company’s dividend payment program, with the associated future capital resources expected to be allocated towards the Company’s share repurchase program and repayments of our credit facility’s outstanding balance.

Share Repurchase Program

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on the earlier of  June 30, 2024, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company.

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

During the nine months ended September 30, 2023, the Company paid $0.2 million for the repurchase of 163,300 shares at a weighted average price of $1.48 per share.  There were no share repurchases during the three months ended September 30, 2023.

10. ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations (“ARO”) associated with the future plugging and abandonment of proved properties. Initially, the fair value of a liability for an ARO is recorded in the period in which the ARO is incurred with a corresponding increase in the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depleted over the life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment to the full-cost pool is recognized. The Company had no assets that are restricted for the purpose of settling ARO.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Balance, beginning of year	$15,442	$1,461
Acquired or incurred	10	11,811
Cost and life revisions	2,494	1,825
Plugged	(131)	(407)
Sold	-	(189)
Accretion	812	941
Balance, end of period	$18,627	$15,442

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 3% and 155% for the nine months ended September 30, 2023 and 2022, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for the nine months ended September 30, 2023 related to the movement in the valuation allowance against the Company’s net deferred tax assets.

The Company’s income tax benefit for the nine months ended September 30, 2022 includes a discrete income tax benefit of $2.4 million related to the release of a portion of the Company’s previously established valuation allowance to offset deferred tax liabilities arising from the January 5, 2022 transaction.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years.  The January 5, 2022 transaction triggered an Internal Revenue Code ("IRC") Section 382 ownership change, and therefore placed additional limitations on the Company’s pre-transaction net operating lost ("NOL") and other tax attributes. As such, the Company is projecting that as of December 31, 2023 it will not have sufficient DTAs available to offset the expected future taxable income that will be generated by the realization of the Company’s deferred tax liabilities.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the nine months ended September 30, 2023 and 2022, no adjustments were recognized for uncertain tax positions.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, as was the case for the three and nine months ended September 30, 2023, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands except per share data)
Net income (loss)	$(8,788)	$4,110	$(12,550)	$848
Less: undistributed earnings allocated to participating securities	-	(101)	-	-
Undistributed earnings (losses) attributable to common shareholders	$(8,788)	$4,009	$(12,550)	$848

Basic weighted average common shares outstanding	25,429	24,390	25,266	24,548
Dilutive effect of potentially dilutive securities	-	292	-	343
Diluted weighted average common shares outstanding	25,429	24,682	25,266	24,891

Basic net income (loss) per share	$(0.35)	$0.16	$(0.50)	$0.03
Diluted net income (loss) per share	$(0.35)	$0.16	$(0.50)	$0.03

For the three and nine months ended September 30, 2023 and 2022, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	23	28	23	28
Unvested shares of restricted stock	855	-	855	-
Total	878	28	878	28

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 are presented below:

As of September 30, 2023
						Net Fair Value
	Quoted Prices					Presented in the
	in Active Markets	Significant Other	Significant			Unaudited
	for Identical	Observable	Unobservable			Condensed
	Assets	Inputs	Inputs	Total	Effect of	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$102	$-	$102	$(44)	$58
Non-Current:
Commodity derivatives	$-	$16	$-	$16	$-	$16

Liabilities
Current:
Commodity derivatives	$-	$(466)	$-	$(466)	$44	$(422)

Net derivative instruments	$-	$(348)	$-	$(348)	$-	$(348)

As of December 31, 2022
						Net Fair Value
	Quoted Prices					Presented in the
	in Active Markets	Significant Other	Significant			Unaudited
	for Identical	Observable	Unobservable			Condensed
	Assets	Inputs	Inputs	Total	Effect of	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$488	$-	$488	$(488)	$-

Liabilities
Current:
Commodity derivatives	$-	$(2,182)	$-	$(2,182)	$488	$(1,694)

Net derivative instruments	$-	$(1,694)	$-	$(1,694)	$-	$(1,694)

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

	September 30, 2023	December 31, 2022
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.06665	$0.04429

Fair value of marketable equity securities	$161,381	$107,234

Credit Facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

Other Financial Instruments

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Nonrecurring Fair Value Measurements

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired, the date a well begins drilling, or the date the Company revises its ARO assumptions. The Company’s estimated asset retirement obligations are based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs and federal and state regulatory requirements, all unobservable inputs, and therefore, are designated as Level 3 within the valuation hierarchy. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised upwards. The credit adjusted risk-free rate used to discount the Company’s plugging and abandonment liabilities range from 7.30% to 19.00%. See Note 10-Asset Retirement Obligations.

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

The Company evaluates the fair value on a non-recurring basis of its 13.84-acre land parcel in Riverton, Wyoming, which is currently listed for sale and classified as held for sale, when circumstances indicate that the value has been impaired. At September 30, 2023, the Company estimated the fair value of its real estate assets based on a market approach with comparison to recent comparable sales, all Level 3 inputs within the fair value hierarchy.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$365	$138
Joint interest billings receivable	309	332
Income tax receivable	104	50
Other	39	38

Total other current assets	$817	$558

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Accounts payable	$2,540	$2,566
Operating expense and oil and gas property accruals	1,357	1,378
Royalties in suspense	4,430	3,503
Production taxes payable	244	319
Insurance premium financing	244	54
Other	21	12

Total accounts payable and accrued expenses	$8,836	$7,832

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for interest	$(832)	$(259)
Cash paid for income taxes	$(74)	$-

Investing activities:
Change in capital expenditure accruals	$(240)	$244
Change in accrual for acquisition costs	-	(546)
Common stock issued for acquisition of properties	-	64,694
Assumption of commodity derivative liability in acquisition of properties	-	3,152
Assumption of debt in acquisition of properties	-	3,347
Assumption of suspense accounts in acquisition of properties	-	1,619
Addition of operating lease liability and right of use asset	-	953
Asset retirement obligations	2,504	11,889
Financing activities:
Financing of insurance premiums with note payable	$654	$588

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

As described in Note 5 - Oil and Natural Gas Production Activities – Ceiling Test and Impairment, the Company recorded a $6.5 million ceiling test write-down of its oil and gas properties during the three and nine months ended September 30, 2023.  We expect to record an additional write-down of our oil and gas properties in the fourth quarter of 2023 due to lower commodity prices used in the calculation of the ceiling test as higher fourth quarter 2022 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower fourth quarter 2023 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $3 million to $4 million in the fourth quarter of 2023.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil per day;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

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

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2023 and 2022.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966, and reincorporated to Delaware effective on August 3, 2022. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent region (Oklahoma, Kansas, and North and East Texas), and the West Texas, South Texas, and Gulf Coast region.

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming, and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, South Texas, and Mid-Continent regions.

Our business strategy is to enhance the value of our acquired operated assets through evaluation of selected properties with the goal of increasing production and reserves. We plan to deploy our capital in a conservative and strategic manner and pursue value-enhancing transactions. We also continuously evaluate strategic alternative opportunities that we believe will enhance stockholder value.

Global commodity and financial markets continue to be subject to heightened levels of uncertainty and volatility as a result of inflation, disruptions resulting from recent bank failures, and the ongoing conflict between Russia and Ukraine and associated economic and trade sanctions on Russia, and the ongoing conflict in the Middle East. These circumstances have driven commodity price volatility and have contributed to increased service provider costs as well as other costs and a rise in interest rates and could have further industry-specific impacts that may require us to adjust our business plan.

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

Dividends

On February 23, 2023 and May 30, 2023, the Company paid a quarterly cash dividends of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023 and May 19, 2023, respectively. Total dividends paid during the nine months ended September 30, 2023 were $1.2 million. The Board of Directors suspended the Company’s dividend payment policy on August 9, 2023, with the associated capital resources going towards the Company’s share repurchase program and repayments of our credit facility’s outstanding balance.

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

During the nine months ended September 30, 2023, the Company paid $241 thousand for the repurchase of 163,300 shares at a weighted average price of $1.48 per share.  There were no share repurchases during the three months ended September 30, 2023.

Full-Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2023, the Company used $78.53 per barrel for oil and $3.43 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $6.5 million ceiling test write-down of its oil and gas properties during the three and nine months ended September 30, 2023, primarily due to a reduction in the value of proved oil and natural gas reserves as a result of a decrease in crude oil and natural gas prices.  In addition, asset retirement obligation cost and life revisions and transfers of unevaluated properties into the full cost pool increased the net book value of our oil and gas properties subject to the ceiling test.

Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, additional write-downs of $3 million to $4 million could be incurred in the fourth quarter of 2023.

Plan of Operations and Strategy

Continuing through the end of 2023 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022 to return them to production.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, we recorded a net loss of $8.8 million, which was primarily due to oil and natural gas property impairment expense of $6.5 million from reduced commodity prices used in the full cost pool ceiling test as well as increased asset retirement costs from cost and life revisions and transfers of unevaluated properties into the full cost pool.  Lower commodity prices and production also resulted in reduced revenue for the period.  For the three months ended September 30, 2022, we recorded net income of $4.1 million. In the following sections we discuss our revenue, operating expenses and other income (expense) for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$7,811	$8,979	$(1,168)	(13)%
Natural gas and liquids	930	2,820	(1,890)	(67)%

Total revenue	$8,741	$11,799	$(3,058)	(26)%

Production quantities:
Oil (Bbls)	100,071	95,429	4,642	5%
Natural gas and liquids (Mcfe)	311,654	394,659	(83,005)	(21)%
BOE	152,013	161,206	(9,193)	(6)%
BOE/Day	1,652	1,752	(100)	(6)%

Average sales prices:
Oil (Bbls)	$78.05	$94.09	$(16.04)	(17)%
Natural gas and liquids (Mcfe)	$2.98	$7.15	$(4.16)	(58)%
BOE	$57.50	$73.19	$(15.69)	(21)%

The decrease in our oil and gas revenue of $3.1 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a decrease in commodity pricing of 21% on a per BOE basis, as well as a decrease of 6% in production quantities on a per BOE basis. For the three months ended September 30, 2023, we produced 152,013 BOE, or an average of 1,652 BOE per day, as compared to 161,206 BOE or an average of 1,752 BOE per day during the comparable period in 2022. The decrease in our production quantities relates to shut-ins due to lightning strikes and fires in the Mid-Content region.  The Company is evaluating the damage and if cost effective, some production may be brought back online, though we do not expect a full recovery to historical pre-fire levels. During the three months ended September 30, 2023, our production was 66% oil and 34% natural gas and liquids compared to 59% oil and 41% natural gas and liquids produced during the three months ended September 30, 2022.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Lease operating expenses	$3,999	$5,204	$(1,205)	(23)%
Gathering, transportation and treating	$167	$119	$48	40%
Production taxes	$596	$817	$(221)	(27)%

Total	$4,762	$6,140	$(1,378)	(22)%
Lease operating expense per BOE	$26.31	$32.28	$(5.97)	(19)%
Gathering, transportation and treating per BOE	$1.10	$0.74	$0.36	49%

For the three months ended September 30, 2023, lease operating expenses were $4.0 million or $26.31 per BOE, a decrease of $1.2 million when compared to the $5.2 million or $32.28 per BOE for the three months ended September 30, 2022. The decrease in lease operating expense was due to a reduction in well workover activity in 2023 when compared to 2022. The decrease on a per BOE basis is the result of increased efficiency from the integration of assets acquired in 2022.

For the three months ended September 30, 2023, gathering, transportation, and treating costs were $167 thousand, an increase of $48 thousand, or 40%, compared to the comparable period of 2022. This increase was attributable to non-operated activities.

For the three months ended September 30, 2023, production taxes were $596 thousand, a decrease of $221 thousand, or 27%, compared to the comparable period of 2022. This decrease was attributable to the decrease in revenue of 26% discussed above as production taxes remained flat at 7% of revenue.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $2.9 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. Our depletion rate was $16.39 per BOE and $13.84 per BOE for the three months ended September 30, 2023 and 2022, respectively. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  Impairment of $6.5 million was driven by reduced commodity prices used in the full cost pool ceiling test as well as increased asset retirement costs from cost and life revisions and transfers of unevaluated properties into the full cost pool.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Compensation and benefits	$1,410	$1,198	$212	18%
Stock-based compensation	617	485	132	27%
Professional fees, insurance and other	797	1,025	(228)	(22)%

Total general and administrative expenses	$2,824	$2,708	$116	4%

General and administrative expenses increased by $116 thousand during the three-month period ended September 30, 2023, as compared to the prior year period. The increase was primarily attributable to the severance package awarded to our former Chief Operating Officer, offset by a decrease in professional fees, insurance, and other.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Commodity derivative gain (loss)	$(504)	$4,025	$(4,529)	(113)%
Interest (expense)	(306)	(187)	(119)	64%
Other income (expense), net	68	(122)	190	(156)%

Total other income (expense)	$(742)	$3,716	$(4,458)	(120)%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended September 30, 2023, we recognized losses on commodity derivative contracts of $0.5 million, primarily as the result of an increase in the mark-to-market liability of our outstanding commodity derivative contracts. See Note 7 Commodity Derivatives in the notes to the unaudited condensed consolidated financial statements.

Interest expense primarily represents the interest on our credit facility with FirstBank Southwest. The increase in interest expense is primarily driven by the increase in the interest rate.  As of September 30, 2023, we had borrowed $12.0 million on the credit facility as compared to $12.5 million borrowed as of September 30, 2022. The average interest rate increased to 9.1% per annum for the three months ended September 30, 2023, as compared to 6.3% per annum for the three months ended September 30, 2022. See Note 6 Debt in the notes to the unaudited condensed consolidated financial statements.

Other income (expense), net is primarily impacted from changes in the fair value of our investment in Anfield Energy.  We recognized a gain of $70 thousand on this investment for the three months ended September 30, 2023, but recognized a loss of $44 thousand for the comparable period of 2022.  Held for sale losses recognized on our real estate assets also impact other income (expense). We had no losses recognized on our real estate assets held for sale for the three months ended September 30, 2023, but recognized a loss of $75 thousand for the comparable period of 2022.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, we recorded a net loss of $12.6 million, which was primarily due to oil and natural gas property impairment expense of $6.5 million from reduced commodity prices used in the full cost pool ceiling test as well as increased asset retirement costs from cost and life revisions and transfers of unevaluated properties into the full cost pool.  Lower commodity prices also resulted in reduced revenue for the period. For the nine months ended September 30, 2022, we recorded net income of $0.9 million.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$21,935	$28,146	$(6,211)	(22)%
Natural gas and liquids	3,057	6,005	(2,948)	(49)%

Total revenue	$24,992	$34,151	$(9,159)	(27)%

Production quantities:
Oil (Bbls)	306,282	294,095	12,187	4%
Natural gas and liquids (Mcfe)	1,076,104	900,310	175,794	20%
BOE	485,633	444,147	41,486	9%
BOE/Day	1,779	1,627	152	9%

Average sales prices:
Oil (Bbls)	$71.62	$95.70	$(24.09)	(25)%
Natural gas and liquids (Mcfe)	$2.84	$6.67	$(3.83)	(57)%
BOE	$51.46	$76.89	$(25.43)	(33)%

The decrease in our oil and gas revenue of $9.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, was due primarily to a decrease in commodity prices. Our realized price on a BOE basis decreased 33% from the prior year period. Partially offsetting the decrease in revenues from declines in commodity prices was an increase in the volumes we produced during the period. For the nine months ended September 30, 2023, we produced 485,633 BOE, or an average of 1,779 BOE per day, as compared to 444,147 BOE or 1,627 BOE per day, during the comparable period in 2022. Our oil production was up 4% and our natural gas and liquids production was up 20% compared to the prior year period. The increase in the volumes of natural gas and liquids produced is primarily due to the acquisition of our East Texas assets in July 2022 with relatively more natural gas production. See Note 2 – Acquisitions. The production mix shifted to become slightly less oil weighted in 2023 when compared to 2022. Our BOE production mix was 63% oil and 37% natural gas and liquids during the nine months ended September 30, 2023 compared to 66% oil and 34% natural gas and liquids in the comparable period of 2022.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Lease operating expenses	$12,147	$12,349	$(202)	(2)%
Gathering, transportation and treating	$419	$356	$63	18%
Production taxes	$1,654	$2,302	$(648)	(28)%

Total	$14,220	$15,007	$(787)	(5)%
Lease operating expense per BOE	$25.01	$27.80	$(2.79)	(10)%
Gathering, transportation and treating per BOE	$0.86	$0.80	$0.06	8%

For the nine months ended September 30, 2023, lease operating expenses were $12.1 million or $25.01 per BOE, a decrease of $0.2 million when compared to the $12.3 million or $27.80 per BOE for the nine months ended September 30, 2022. Lease operating expense per BOE decreased as a result of increased efficiency from the integration of assets acquired in 2022.

For the nine months ended September 30, 2023, gathering, transportation, and treating costs were $419 thousand, an increase of $63 thousand, or 18%, compared to the comparable period of 2022. This increase was primarily driven by the increase in natural gas production for the period.

For the nine months ended September 30, 2023, production taxes were $1.7 million, a decrease of $0.6 million, or 28%, compared to the comparable period of 2022. This decrease was primarily attributable to the decrease in revenue of 27% discussed above as production taxes remained flat at 7% of revenue.

Depreciation, Depletion and Amortization. Our DD&A rate for the nine months ended September 30, 2023, was $14.74 per BOE, compared to $13.94 per BOE for the nine months ended September 30, 2022. Our DD&A rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs to develop reserves.

Impairment of oil and natural gas properties.  Impairment of $6.5 million was driven by reduced commodity prices used in the full cost pool ceiling test as well as increased asset retirement costs from cost and life revisions and transfers of unevaluated properties into the full cost pool.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Compensation and benefits	$3,927	$3,017	$910	30%
Stock-based compensation	1,951	2,594	(643)	(25)%
Professional fees, insurance and other	3,086	2,685	401	15%

Total general and administrative expenses	$8,964	$8,296	$668	8%

General and administrative expenses increased by $0.7 million during the nine-month period ended September 30, 2023, as compared to the prior year period. The increase was primarily attributable to an increase in compensation and benefits of $0.9 million due to the employees added in the last half of 2022 and the first half of 2023. Professional fees, insurance and other expenses increased $0.4 million, primarily due to increased consulting, accounting, legal and insurance expenses related to the acquisition of properties in January 2022. Stock-based compensation decreased $0.6 million due to the amortization of stock-based compensation awards granted to employees and directors in January 2022, which were in connection with new directors and officers appointed in connection with the January 2022 acquisition.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Commodity derivative gain (loss)	$704	$(4,944)	$5,648	(114)%
Interest (expense)	(864)	(295)	(569)	193%
Other income (expense), net	46	(168)	214	(127)%

Total other income (expense)	$(114)	$(5,407)	$5,293	(98)%

Commodity derivative gain (loss), net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the nine months ended September 30, 2023, we recognized gains on commodity derivative contracts of $0.7 million. See Note 7 Commodity Derivatives in the notes to the condensed consolidated financial statements.

Interest expense primarily represents the interest related to our credit facility with FirstBank Southwest.  The increase in interest expense is primarily driven by the increase in the interest rate.  We had $12.0 million borrowed on the credit facility on September 30, 2023 and September 30, 2022. During the nine months ended September 30, 2023, the interest rate on the Credit Facility increased to an average of 8.8% per annum compared to the average rate during the nine months ended September 30, 2022 of 5.1% per annum. See Note 6-Debt in the notes to the condensed consolidated financial statements.

Other income (expense), net is primarily impacted from changes in the fair value of our investment in Anfield Energy.  We recognized a gain of $54 thousand on this investment for the nine months ended September 30, 2023, but recognized a loss of $85 thousand for the comparable period of 2022.  Held for sale losses recognized on our real estate assets also impact other income (expense). We had no losses recognized on our real estate assets held for sale for the nine months ended September 30, 2023, but recognized a loss of $75 thousand for the comparable period of 2022.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

We do not anticipate operating any drill rigs within the next 12 months or performing any developmental or exploratory drilling except on a limited basis in some of our non-operated properties. We will incur approximately $0.2 million on lease commitments and approximately $1.0 million on interest expense assuming no material changes to interest rates over the next 12 months. Our capital budget is typically comprised of return to production workovers, repairs and maintenance, plugging and abandonment costs, and similar activities to support our asset base. We view some of these investments as discretionary for which we can control both the timing and amount of these expenditures. Other activities, such as some repairs and maintenance and plugging activities, may be required from time to time by regulatory bodies. While we do not yet have an approved budget for 2024, we anticipate any such expenditures would be sourced primarily by operating cash flows. In the event that our operating cash flows are not sufficient to fund these expenditures, we have access to our credit facility and equity markets if such a need arises.

Sources of Cash

For the nine months ended September 30, 2023, we funded our capital expenditures with cash on hand and cash flows from operating activities. During the fourth quarter of 2023 and first quarter of 2024, if cash flows are not sufficient to fund our capital expenditures and operations, we may also use borrowings under our credit facility or raise funds through new equity offerings or from other sources of financing and re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rate, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

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

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of September 30, 2023. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is redetermined semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit agreement. At the April 2023 redetermination we reaffirmed the borrowing base. The next borrowing base redetermination is expected to be completed later in the fourth quarter of 2023. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of September 30, 2023, was $12.0 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties and for the payment of operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, share repurchases, and dividends. Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. During the nine months ended September 30, 2023, we spent approximately $3.4 million on capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas, prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. Our 2023 capital program is expected to be less than $4.5 million. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,977	$8,497	$(5,520)
Investing activities	(3,365)	(17,108)	13,743
Financing activities	(2,049)	7,282	(9,331)

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2023 was $3.0 million as compared to cash provided by operating activities of $8.5 million for the comparable period in 2022. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts for revenues as a result of a decrease in the prices we received for our oil and natural gas production and an increase in cash based general and administrative expenses such as compensation and benefits and professional fees, insurance and other expenses. These reductions in operating cash flows were partially offset by decreases in cash paid to settle commodity derivative contracts.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023, was $3.4 million as compared to $17.1 million for the comparable period in 2022. The primary use of cash in our investing activities for the nine months ended September 30, 2023, was the capital expenditures related to returning idle wells to production and improvements to our gathering system in East Texas.  In 2022, For the nine months ended September 30, 2022 the primary use of cash in our investing activities was for the acquisition of the East Texas assets from ETXENERGY, LLC of $10.9 million and capital expenditures related to returning idle wells to production on assets acquired during the period of $5.2 million

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2023,was $2.1 million as compared to cash inflows from financing activities of $7.3 million for the comparable period in 2022. The cash used in financing activities during the nine months ended September 30, 2023, was primarily attributable to cash dividends paid of $0.2 million and principal payments on our insurance premium finance note payable of $0.5 million. Cash inflows from financing activities during the nine months ended September 30, 2022, primarily related to borrowings under our credit facility of $15.2 million, offset by repayments of on our credit facility of $6.1 million, cash dividends paid of $0.0 million, and payments of principal on our insurance premium finance note of $0.4 million.

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

As of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made in part on material weaknesses in our internal control over financial reporting as of December 31, 2022, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 13, 2023, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2022 and is in the process of remediating such material weaknesses as of September 30, 2023:

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

Changes in Internal Control over Financial Reporting

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended September 30, 2023, we have made efforts to improve the documentation and evidence of review for control activities. We continue to consider transitioning to a new accounting system. The accounting system we select will have ITGCs that are designed effectively by the software provider and independently tested.

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

In the calculation of the ceiling test as of September 30, 2023, the Company used $78.53 per barrel for oil and $3.43 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $6.5 million ceiling test write-down of its oil and gas properties during the three and nine months ended September 30, 2023, primarily due to a reduction in the value of proved oil and natural gas reserves as a result of a decrease in crude oil and natural gas prices.  In addition, asset retirement obligation cost and life revisions and transfers of unevaluated properties into the full cost pool increased the net book value of our oil and gas properties subject to the ceiling test.

Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, additional write-downs of $3 million to $4 million could be incurred in the fourth quarter of 2023.

Material future write-downs or impairments of our oil and gas properties may have a material adverse effect on our assets and/or our financial condition, either of which may cause the value of our securities to decline in value.

The conflicts in Ukraine and Israel and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threaten to extend into other Middle Eastern countries. These conflicts have caused, and could intensify, volatility in natural gas, oil and NGL prices.  The extent and duration of the military actions, sanctions, and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein, and in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Company’s operations have in the past been, and could in the future be, disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, lightning strikes, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment. For example, during the three months ended September 30, 2023, decreases in our production quantities compared to the three months ended September 30, 2022, related to temporary and indefinite shut-ins due to lightning strikes and fires in the Mid-Content region.  Any of the above events could have a future material adverse effect on the Company’s results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023, and from the period from October 1, 2023, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1- July 31, 2023	—	$—	—	$4,759,207
August 1 - August 31, 2023	—	$—	—	$4,759,207
September 1 - September 30,2023	—	$—	—	$4,759,207
Total	—	$—	—	$4,759,207

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Clawback Policy. On November 8, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which is attached hereto as Exhibit 10.2, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1†	Separation and Release Agreement, dated July 31, 2023, by and between U.S. Energy Corp. and Donald A. Kessel	8-K	000-06814	10.1	8/01/2023
10.2†*	U.S. Energy Corp. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation					X
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: November 13, 2023	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)