Form 10-K
period 2023-12-31
US ENERGY CORP
filed 2024-03-26
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the Nasdaq Capital Market as of the last business day of the most recently completed second fiscal quarter, June 30, 2023, was $10,842,120. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The Registrant had 25,327,950 shares of its $0.01 par value common stock outstanding as of March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2023 means the year ended December 31, 2023, whereas fiscal 2022 means the year ended December 31, 2022.

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

Overview

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966, and reincorporated to Delaware effective on August 3, 2022. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our principal properties and operations are in the Rockies region (Montana, Wyoming, and North Dakota), the Mid-Continent (Oklahoma, Kansas, and North and East Texas), and the West Texas, South Texas and Gulf Coast regions.

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent regions. During the fourth quarter 2023, we sold virtually all of our non-operated properties and as of December 31, 2023, operate 99% of our reserves.

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

Office Location

Our principal executive office is located at 1616 S. Voss Road, Suite 725, Houston, Texas 77057. Our telephone number is (346) 509-8734.

Oil and Natural Gas Operations

We participate in oil and natural gas projects primarily as an operator. Our working interest varies by project and may change over time based on the terms of our leases and operating agreements. We are also actively pursuing potential acquisitions of exploration, development and production-stage oil and natural gas properties or companies. Key attributes of our oil and natural gas properties include the following:

●	Estimated proved reserves of 4,863,259 barrels of oil equivalent (BOE) (65% oil and 35% natural gas) as of December 31, 2023, with a standardized measure value of $60.3 million.

●	As of December 31, 2023, our oil and natural gas leases covered 314,550 gross acres and 175,026 net acres.

●	430 gross (406 net) producing wells as of December 31, 2023.

●	1,711 BOE per day average net production for 2023.

Recent Events:

Divestment of Properties

During the year ended December 31, 2023, the Company closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $0.4 million.  The divestitures included the Company’s non-operated interests in 152 wells across North Dakota, New Mexico, and Texas, and overriding royalty interests in seven wells in Karnes County, Texas.  These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized.  Relief of associated asset retirement obligations of $0.5 million were also recorded to the full cost pool.

The net proceeds from these divestitures were used to repay the outstanding balance on our credit facility, bringing the balance as of December 31, 2023 to $5.0 million.

Derivative Activities

On September 12, 2023, the Company entered into crude oil swap agreements, agreeing to pay the monthly average NYMEX WTI prices and receive fixed prices for the month of settlement.  The contracts were for a total of 187,620 barrels of oil, extending from October 2023 through December 2024 with weighted average prices of $86.64 for the 2023 swaps and $81.16 for the 2024 swaps.

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

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations and have no significant commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

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

Global Warming and Climate change. Various state governments and regional organizations have enacted, or are considering enacting, new legislation and promulgating new regulations governing or restricting the emission of Greenhouse Gasses ("GHGs"), including from facilities, vehicles and equipment. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the oil and natural gas that we sell or the cost of the equipment and other materials we use. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment, install new emission controls on our equipment, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

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

Human Capital

As of March 15, 2024, we had 37 full-time employees and 4 part-time employees, none of whom were subject to a collective bargaining agreement. In addition, we utilize several consultants on an as-needed basis. In 2023, we increased our corporate accounting, engineering and administrative staff. We recognize that our employees are our most valuable assets and drive the way we pursue our short-term and long-term goals. To attract and retain talent we promote:

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

Forward Plan

In 2024 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in exploration and development projects, acquisition of existing companies, and the purchase of oil producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022, returning them back to production.  Share repurchases under our approved share repurchase program continued in 2024 through February 29, 2024.  These repurchases may resume so long as share prices remain attractive and repurchases remain in the best interests of both the Company and its stockholders.

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

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that may impact oil prices in the current fiscal year and future periods include the ongoing war between Russia and Ukraine, the level of inflation and interest rates, the ongoing Israel and Hamas conflict, attacks on merchant vessels in the Red Sea and related political developments in the Middle East, demand in Asian and European markets, and the extent to which members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since natural gas is a primary heating source.

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

Development

During 2024, our development activities are expected to be focused on performing select workovers to enhance production and to stimulate some inactive wells.  We may also participate in drilling projects with other operators as opportunities arise.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no significant delivery commitments as of December 31, 2023.

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

●	our lack of effective disclosure controls and procedures and internal control over financial reporting;

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;

●	dilution caused by new equity and/or debt offerings;

●	our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

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

●	improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

●	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other stockholders;

●	our dependence on the continued involvement of our present management;

●	economic downturns and possible recessions caused thereby (including as a result of changes in inflation and interest rates or global conflicts, such as the current conflicts in Ukraine and Israel);

●	the effects of global pandemics on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

●	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

●	anti-takeover effects of our governing documents and Delaware law;

●	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

●	Other risks disclosed below under “Risk Factors”.

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

The price of oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the global COVID-19 outbreak, and then surging over $125 a barrel in early March 2022 following Russia’s invasion of Ukraine, before more recently trading around $70-$80 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI		Daily NYMEX natural
	oil spot price (per Bbl)		gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2019	$66.24	$46.31	$4.25	$1.75
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Year ended December 31, 2023	$93.67	$66.61	$3.78	$1.74
Quarter ended March 31, 2024 (through February 29, 2024)	$79.80	$70.62	$13.20	$1.50

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

As described above, oil, NGLs, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and the prices received from operators of our non-operated production, and the levels of such production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs, and natural gas;

●	the domestic and foreign demand for oil, NGLs, and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs, and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs, and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs, and natural gas prices and inflation;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs, and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as previously experienced with the COVID-19 pandemic;

●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs, and natural gas producing regions, including the Middle East and South America, and the conflicts in Ukraine and Israel;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;

●	the level of global oil, NGL, and natural gas inventories and exploration and production activity;

●	authorization of exports from the United States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

Declines in oil, NGL, or natural gas prices will reduce not only our revenue but also the amount of oil, NGL, and natural gas that we, and the operators of our properties, can produce economically. Should natural gas, NGL, or oil prices decline in the future, our non-operated wells and/or any of our operated wells, may be forced to be shut-in, and exploration and development plans for prospects and exploration or development activities may need to be postponed or abandoned. As a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition, and results of operations.

Our business and operations were previously adversely affected by the COVID-19 pandemic, and may be adversely affected by other similar outbreaks.

As discussed above, due to the COVID-19 pandemic and falling oil and gas prices, operators in North Dakota’s Williston Basin (including the operators of our Williston Basin wells) responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells, which had a material adverse effect on our operations in the region. Future adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, could similarly have a material adverse effect on our operations, and those of our subcontractors, customers, and suppliers, and result in delays or disruptions and/or temporary suspensions of operations. Other contagious diseases in the human population could have similar adverse effects.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity, and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, changing inflation and interest rates, the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, may result in an economic slowdown and/or a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which our operators can sell oil, natural gas, and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

The Company’s operations could be disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, lightning strikes, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment. For example, during the three months ended September 30, 2023, our oil and gas production decreased due to temporary and indefinite shut-ins due to lightning strikes and fires in the Mid-Content region.  Any of the above events could have a future material adverse effect on the Company’s results of operations or financial condition.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates and inflation, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

We may enter into strategic transactions in the future which could result in a material change in our operations and/or a change of control.

In the future, we or our majority stockholders, may enter into transactions with, or undertake transactions with, us or parties seeking to merge and/or acquire us and/or our operations. While neither we, nor our majority stockholders have entered into any such agreements or understandings to date, in the event that we or our majority stockholders do enter into such a transaction or transactions in the future, it could result in a change in our business focus, the acquisition of significant amounts of our outstanding common stock, the acquisition or sale of a material amount of assets, or a change in our majority stockholders. We and our majority stockholders have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may never enter into such agreement(s) in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the Nasdaq Capital Market, our officers, directors and majority stockholders, and the value of our securities.

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

Generally, crude oil produced from the Bakken formation in North Dakota is high quality (36 to 44 degrees API (a measure of how heavy or light a petroleum liquid is compared to water), which is comparable to West Texas Intermediate Crude (“WTI”). During 2023, our weighted average realized oil price in our Rockies region, which includes North Dakota, Montana and Wyoming was $68.84, which due to transportation costs was approximately $8.80 per barrel less than the average WTI spot price for crude oil. This discount, or differential, may widen in the future, which would reduce the price we receive for our production. We may also be adversely affected by widening differentials in other areas of operation.

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

At December 31, 2023, 99% of our estimated proved reserves were developed producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells, volumetric analysis or probabilistic methods, in contrast to the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations.

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

From time to time, we use derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying our oil and natural gas production. We have in the past, and to the extent that we continue to engage in hedging activities to protect ourselves against commodity price declines, we may in the future, be prevented from fully realizing the benefits of increases in oil and/or gas prices above the prices established by our hedging contracts. For example, on September 12, 2023, the Company entered into crude oil swap agreements, agreeing to pay the monthly average NYMEX WTI prices and receive fixed prices for the month of settlement.  The contracts were for a total of 187,620 barrels of oil, extending from October 2023 through December 2024 with weighted average prices of $86.64 for the 2023 swaps and $81.16 for the 2024 swaps.  For the years ended December 31, 2023 and 2022, we had a total net derivative gains of $2.9 million and losses of $5.7 million, respectively. See Note 7 Commodity Derivatives to the footnotes to the financial statements included herein under “Item 8. Financial Statements and Supplementary Data”. Our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Our hedges have in the past and may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of our oil and natural gas production and may also decrease our margins and net revenues.

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

Increases in the differential between the ceiling value for oil and natural gas prices set forth in our commodity derivative contracts and commodity derivative collar contracts has in the past adversely affected and is anticipated to continue to adversely affect our business, financial condition and results of operations.

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

Oil and natural gas operations in North Dakota, Montana, Wyoming and the Texas Gulf Coast can be adversely affected by seasonal weather conditions. In North Dakota, Montana and Wyoming, drilling and other oil and natural gas activities sometimes cannot be conducted as effectively during the winter months, and this can materially increase our operating and capital costs. Texas Gulf Coast operations are also subject to the risk of adverse weather events, including hurricanes.

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

Risks Related to Our Financial Statements

We have written down, and may in the future be forced to further write-down, material portions of our assets due to low oil and natural gas prices and other reasons.

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

We perform a quarterly ceiling test for our only oil and natural gas cost center, which is the United States. During 2022 we did not record a ceiling test write-down. The ceiling test incorporates assumptions regarding pricing and discount rates over which we have no influence in the determination of present value. In arriving at the ceiling test for the year ended December 31, 2022, we used an average price applicable to our properties of $93.67 per barrel for oil and $6.36 per one million British Thermal Units (MMbtu) for natural gas, based on average prices per barrel of oil and per Mmbtu of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period, to compute the future cash flows of each of the producing properties at that date.

In the calculation of the ceiling test as of December 31, 2023, the Company used $78.22 per barrel for oil and $2.64 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $26.7 million ceiling test write-down of its oil and gas properties during the year ended December 31, 2023, primarily due to a reduction in the value of proved oil and natural gas reserves as a result of a decrease in crude oil and natural gas prices and other reserve revisions.

We expect to record an additional write-down of our oil and gas properties in the first quarter of 2024 due to lower commodity prices used in the calculation of the ceiling test as higher first quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with lower first quarter 2024 commodity prices.  Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, additional write-downs of $2 million to $3 million could be incurred in the first quarter of 2024.

Additionally, during the year ended December 31, 2023, the Company re-evaluated its use of capital relative to its portfolio and strategic initiatives and determined that it no longer intends to fund development activities required to develop its unevaluated acreage. Therefore, it reclassified the entire $1.6 million book value of unevaluated properties by transferring them into evaluated properties.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP"). A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to a material weakness related to the ineffective design of our accounting system.  Specifically, reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party information technology general controls (“ITGCs”).  The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

As a result, our management also concluded that our disclosure controls and procedures were not effective as of  December 31, 2023, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately December 31, 2016.

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

On December 27, 2017, we paid down debt under our credit facility with APEG II with shares of our common stock, which represented a 49.3% ownership change in the Company. In addition, on January 5, 2022, we issued 19,905,736 shares of our common stock for the acquisition of assets, representing a then 81.0% ownership change in the Company. As a result of these transactions, our ability to use these NOLs and RBILS were significantly reduced.

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

Our industry and the broader US economy experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions reappear, our business, results of operations and cash flows could be materially and adversely affected.

2022 saw significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors. Those supply and demand fundamentals were further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. While prior supply chain constraints and demand fundamentals have more or less reverted to pre-2022 levels, inflationary pressures and future supply chain disruptions, increased demand, labor shortages, increased inflation and interest rates, and other factors may adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, in the future, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Certain of our directors beneficially own approximately 58.4% of our outstanding common stock, which gives them majority voting control over stockholder matters, and each are also party to a Nominating and Voting Agreement, which allows them to control who is appointed to the Board of Directors of the Company and their interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable Nasdaq Capital Market Rules.

John A. Weinzierl, Duane H. King and Joshua Batchelor, our Chairman, director, and director, respectively, beneficially own an aggregate of 14,147,140 shares of our common stock, representing approximately 55.9% of our outstanding common stock, including approximately 20.3%, 8.4% and 27.2% of our common stock beneficially owned by each of John A. Weinzierl, Duane H. King and Joshua Batchelor, not including the recent grants approved as of March 19, 2024. As such, Messrs. Weinzierl, King and Batchelor can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our Certificate of Incorporation or Bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Messrs. Weinzierl’s, King’s and Batchelor’s interests may generally be aligned with the interests of our stockholders, in some instances Messrs. Weinzierl, King and Batchelor may have interests different than the rest of our stockholders. Messrs. Weinzierl’s, King’s and Batchelor’s influence or control of our company as stockholders may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Messrs. Weinzierl, King and Batchelor control the stockholder vote, investors may find it difficult to replace Messrs. Weinzierl, King and Batchelor (and such persons as they may appoint from time to time) as members of our management and board of directors if they disagree with the way our business is being operated. Additionally, the interests of Messrs. Weinzierl, King and Batchelor may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, Ryan L. Smith. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Smith. We do not believe that Mr. Smith could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Smith or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. The Company entered into an agreement with Mr. Smith on May 5, 2022. The term of Mr. Smith’s Employment Agreement commenced on May 5, 2022, and had an initial term expiring January 1, 2024, subject to automatic one-year renewals thereafter in the event neither party provides the other at least 60 days prior written notice of their intention not to renew the terms of the agreement.  Because neither party provided the other notice of termination prior to January 1, 2024, the agreement renewed for an additional one year, and currently has a term through January 1, 2025 (subject to additional one year renewals thereafter).

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

A prolonged period of weak, or a significant decrease in, industry activity and overall markets, may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and current global and market conditions have increased the potential for that difficulty.

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

Our stock is traded on The Nasdaq Capital Market under the symbol “USEG”. For the twelve month period ending March 15, 2024, our common stock has traded as high as $2.69 per share and as low as $0.83 per share. We expect our common stock will continue to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least one of the following: $2.5 million in stockholders’ equity, at least $35 million in market value of listed securities or $500,000 in net income over the prior two years or two of the prior three years and also meet other conditions including having a majority of independent directors and maintaining a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not have at least $35 million in market value of listed securities, and we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

On April 13, 2022, August 5, 2022, November 7, 2022, February 9, 2023, and May 18, 2023, the Company’s Board of Directors approved the declaration and payment of quarterly cash dividends of $0.0225 per share of common stock. Our Board of Directors, at its sole discretion, determines the amount of the quarterly dividends to be distributed to our shareholders, if any, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including future acquisitions and divestitures. Consequently, our dividend levels may fluctuate. On August 9, 2023, the Board of Directors determined it appropriate to suspend dividend payments, with the associated future capital resources being allocated towards the Company’s share repurchase program and repayments of the outstanding balance on our credit facility. The Board of Directors may or may not reinstate future dividend payments in the future, the amount and frequency of which will be determined at the sole discretion of the Board. To the extent that the dividend is not reinstated in the future, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2024. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. During the year ended December 31, 2023, the Company repurchased 336,000 shares for $426 thousand at a weighted average price of $1.27 per share in open market transactions. In 2024, through March 15, 2024, the Company has purchased 318,200 shares for $344 thousand at a weighted average price of $1.08 per share. The program does not obligate the Company to acquire a minimum amount of shares.

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

We have registered the resale of 19,905,736 shares of common stock pursuant to a Form S-3 Registration Statement, which shares of common stock represent approximately 78.9% of our then outstanding shares of common stock. Such shares of common stock may be resold in the public market immediately without restriction. The registered shares represent a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, could significantly depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate.

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

In the past, securities class action or stockholder derivative litigation often follows certain significant business transactions, such as a material acquisition like the one completed in January 2022. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

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

SEC rules could limit our ability to book proved undeveloped reserves (“PUDs”) in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company’s cybersecurity environment is led by our information technology (IT) group, which, in addition to cybersecurity matters, oversees the Company’s IT infrastructure.  The IT group is responsible for monitoring and managing the security of the Company's corporate network and enterprise systems, including technical controls, and safety protocols and responding to security threats.

The Company maintains a cybersecurity risk management program that establishes safeguards for protecting the confidentiality, integrity, and availability of our data, technology, and information systems. The program includes general controls for managing changes in and access to the Company’s IT environment, cybersecurity awareness and training to help employees identify and mitigate against cybersecurity threats, cybersecurity incident response plans and third-party incident response retainers to help expedite the Company’s response in the event of a cybersecurity incident.

The Company’s Director of IT is primarily responsible for the day-to-day operation of the Company’s cybersecurity program and for identifying cybersecurity threats and incidents and managing the material risks associated with the cybersecurity threats. The Company’s Director of IT engages third-party vendors and cybersecurity consortiums periodically for cybersecurity-related guidance and certifications.  In the event of a cybersecurity incident, the Company’s process calls for the Director of IT, Chief Financial Officer, and Corporate Controller work to assess and respond to the incident and provide briefings to the Chief Executive Officer and the Audit Committee of the Board of Directors.

The Audit Committee is responsible for providing oversight over management's processes to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate any incidents. The Audit Committee also reports material cybersecurity risks to the Board. We believe this risk management process provides visibility and oversight to allow the Board and executive leadership team to make timely, data-driven decisions ensuring that the Company, its employees, investors, and partners are adequately protected.

As of and for the year ended December 31, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties.

Our oil and gas properties are described below and under Item 8, Notes 5 and 16 of the Notes to Consolidated Financial Statements under the captions “Oil and Natural Gas Producing Activities” and “Supplemental Oil and Natural Gas Information (Unaudited)”, respectively.

Oil and Natural Gas Interests

Reserve estimates are based on average prices per barrel of oil and per Mmbtu of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period. Reserve estimates as of December 31, 2023, 2022 and 2021 are based on the following average prices, in each case as adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis:

	Average Price During
	2023	2022	2021

Oil (per Bbl)	$78.22	$93.67	$66.56
Gas (per Mmbtu)	$2.64	$6.36	$3.60

Presented below is a summary of our proved oil and natural gas reserve quantities, all of which are located in the United States, as of the end of each of our last three fiscal years:

	As of December 31,
	2023 (1)			2022 (1)			2021 (1)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)

Proved developed	3,155	10,054	4,830	5,109	16,317	7,828	1,022	1,938	1,345
Proved non-producing	28	28	33	31	31	36	-	-	-
Proved undeveloped	-	-	-	-	-	-	-	-	-

Total proved reserves	3,183	10,082	4,863	5,140	16,348	7,864	1,022	1,938	1,345

(1)

Our reserve estimates as of December 31, 2023, 2022 and 2021 are based on reserve reports prepared by Don Jacks of On Point Resources, Inc. A copy of On Point Resources, Inc.’s latest report is filed as Exhibit 99.1 to this annual report on Form 10-K.

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

On Point Resources, Inc.'s President, Don Jacks has worked in the energy industry since 1981 and has been contracted by the Company to perform our proved reserve estimates since 2019. He holds a Bachelor of Science Degree and a Master of Science Degree in Petroleum Engineering from The University of Texas at Austin and has been a Registered Professional Petroleum Engineer in the state of Texas since 1992. He is also a member of the Society of Petroleum Evaluation Engineers (SPEE) and has been a chapter officer since 2005. Technical and engineering reviews of our assets are performed quarterly by Mr. Jacks and reported to our management. Data obtained from these reviews, in conjunction with economic data and our ownership information, is used in making a determination of estimated proved reserve quantities.

Our reserves are reviewed by our management quarterly and by the Audit Committee of our Board of Directors at least annually. Our management, which includes our Chief Executive Officer and Chief Financial Officer, are responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate. The Audit Committee reviews a summary of the final reserves estimate and meets independently with Mr. Jacks separate from our management to discuss processes and findings in the reserve report. The Audit Committee can and does request reports and information from Mr. Jacks to independently verify values reported by the management team.

As of December 31, 2023, our proved reserves totaled 4,863,259 MBOE, of which 100% were classified as proved developed. On a BOE basis, approximately 65% of the total proved reserves are derived from 3,183 MBbls of oil and 35% is derived from 10,082 MMcfe of natural gas and NGLs. See the “Glossary of Oil and Natural Gas Terms” above for an explanation of these and other terms.

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

The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information is assessed for validity when meetings are held with management, land personnel and third-party operators to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from our accounting records, which are subject to their own set of internal controls over financial reporting. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated into the reserve database as well and verified to ensure their accuracy and completeness. Our reserve database is currently maintained by Don Jacks of On Point Resources, Inc. Mr. Jacks works with our personnel to review field performance, future development plans, current revenues and expense information. Following these reviews, the reserve database and supporting data is updated so that Mr. Jacks can prepare his independent reserve estimates and final report.

Proved Undeveloped Reserves. As of December 31, 2023, 2022 and 2021, we did not record any proved undeveloped (“PUD”) reserves due to the lack of an approved development plan for development of potential PUD reserves and uncertainty in 2023 and 2022 regarding the availability of capital that would be required to develop any PUD reserves. Currently, we are evaluating potential PUD locations, which may result in future PUD reserves.

Oil and Natural Gas Production, Production Prices, and Production Costs. The following table sets forth certain information regarding our net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Production Volume
Oil (Bbls)	391,645	396,456	93,722
Natural gas (Mcfe)	1,396,650	1,344,735	176,657
BOE	624,420	620,579	123,165

Daily Average Production Volume
Oil (Bbls per day)	1,073	1,086	257
Natural gas (Mcfe per day)	3,826	3,684	484
BOE per day	1,711	1,700	337

Net prices realized(1)
Oil per Bbl	$72.39	$91.54	$63.55
Natural gas per Mcfe	2.84	6.14	3.97
Oil and natural gas per BOE	51.75	71.79	54.05

Operating Expenses per BOE
Lease operating expenses, gathering, transportation, and treating, and production taxes	$28.70	$32.63	$22.38
Depreciation, depletion, accretion, and amortization	17.99	15.48	4.61

(1)	Net prices realized represent actual prices realized without regard to the effects of commodity derivatives.

We encourage you to read this information in conjunction with the information contained in our financial statements and related notes included in Item 8 of this annual report on Form 10-K under “Financial Statements and Supplemental Data”.

The following table provides a regional summary of our production for the years ended December 31, 2023, 2022 and 2021

	2023			2022			2021
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)

Rockies	146,199	84,431	160,271	161,655	223,394	198,887	45,560	96,730	61,682
South Texas, West Texas, and Gulf Coast	143,825	168,884	171,972	163,532	244,935	204,355	47,733	82,466	61,477
Mid-continent	101,621	1,143,335	292,177	71,269	876,407	217,337	429	(2,539)	6

Total	391,645	1,396,650	624,420	396,456	1,344,736	620,579	93,722	176,657	123,165

Drilling and Other Exploratory and Development Activities. The following table sets forth information with respect to development and exploratory activity on wells in which we own an interest during the periods ended December 31, 2023, 2022 and 2021.

	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	1	0.01	8	0.24	-	-
Non-productive	-	-	-	-	-	-

Sub-total	1	0.01	8	0.24	-	-

Exploratory wells:
Productive	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-

Sub-total	-	-	-	-	-	-

Total	1	0.01	8	0.24	-	-

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

Oil and Natural Gas Properties, Wells, Operations and Acreage. The following table summarizes information about our gross and net productive wells as of December 31, 2023.

	Gross Producing Wells			Net Producing Wells			Average Working Interest
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total

Rockies	251	-	251	246.7	-	246.7	98.3%	0.0%	98.3%
West Texas, South Texas, and Gulf Coast	77	2	79	74.0	1.5	75.5	96.1%	75.0%	95.6%
Mid-continent	78	22	100	68.1	15.4	83.5	87.3%	70.0%	83.5%

Total	406	24	430	388.8	16.9	405.7	95.8%	70.4%	94.3%

Wells are classified as oil or natural gas wells according to the predominant production stream.

Acreage. The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2023:

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net

Rockies	156,459	130,019	-	-	156,459	130,019
West Texas, South Texas, and Gulf Coast	14,953	14,685	-	-	14,953	14,685
Mid-Continent	31,766	30,323	-	-	31,766	30,323

Total	203,178	175,026	-	-	203,178	175,026

For our non-operated properties, we are subject to lease expiration if the operator does not commence the development of operations within the agreed terms of our leases. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have commenced. As of December 31, 2023, all of our acreage is held by production.

Real Estate

We own three city lots covering 13.84 acres in Riverton, Wyoming that are currently listed for sale. In February 2024 we accepted an offer to purchase the lots for $150 thousand, less closing costs, and we expect to complete the sale later in 2024. However, there can be no assurance that the sales of these lots will be completed on the terms, or in the time frame, we expect or at all.

Office Space

As of March 26, 2024, we have leased office space for our Company headquarters in Houston, Texas of 11,000 square feet.  The lease is described in greater detail in “Note 4. Leases”, to the footnotes to the financial statements included herein under “Item 8. Financial Statements and Supplementary Data”

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

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

Holders

As of March 15, 2024, we had 25,327,950 shares of common stock issued and outstanding held by 354 stockholders of record.

Dividends

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

The determination to pay dividends on our common stock is at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2023, or for the period from January 1, 2023 to the filing date of this report, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
October 1 - October 31, 2023	—	$—	—	$4,759,207
November 1 - November 30, 2023	—	$—	—	$4,759,207
December 1 - December 31, 2023	172,700	$1.08	172,700	$4,573,050
Total	172,700	$1.08	172,700	$4,573,050

(1)

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock, which was extended on March 19, 2024. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The program does not obligate the Company to acquire a minimum amount of shares.

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

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2023 and 2022.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

Recent Developments

Divestitures

During the year ended December 31, 2023, the Company closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $0.4 million.  The divestitures included the Company’s non-operated interests in 152 wells across North Dakota, New Mexico, and Texas, and overriding royalty interests in seven wells in Karnes County, Texas.  These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized.  Relief of associated asset retirement obligations of $0.5 million was also recorded to the full cost pool.

Derivative Activities

On September 12, 2023, the Company entered into crude oil swap agreements with EDF Trading, agreeing to pay the monthly average NYMEX WTI prices and receive fixed prices for the month of settlement.  The contracts were for a total of 187,620 barrels of oil, extending from October 2023 through December 2024 with weighted average prices of $86.64 for the 2023 swaps and $81.16 for the 2024 swaps.

Debt Repayment

During the year ended December 31, 2023, the Company repaid $7.5 million on its credit facility, bringing the outstanding balance as of December 31, 2023 to $5.0 million.  The repayments were primarily funded by the net proceeds from divestitures discussed above.

Volatility in Commodity Prices

Commodity prices remained steady during the fourth quarter of 2022 as demand has continued to outpace relative supply. While recessionary concerns have placed some downward pressure on commodity prices, causing oil and gas prices to decline in 2023 from their earlier highs in 2022, worldwide commodity demand continues to exceed pre COVID-19 pandemic levels. Although supply has increased, it has been constrained and pricing has been affected, in part by the impact of the Russian-Ukrainian military conflict on global commodity and financial markets, and the associated effect of trade sanctions on imports of oil and natural gas from Russia. Additionally, the ongoing conflict in the Middle East and attacks on commercial shipping in the Red Sea increase risk to the global commodities market.  Because the factors mentioned above could suddenly change or reverse, global commodity and financial markets remain subject to heightened levels of uncertainty and volatility, and future disruptions could result in industry-specific impacts.

Rising Inflation and Interest Rates

Reversing a trend experienced in 2020 in connection with the impact of COVID-19 and historically low crude oil prices, the cost of oilfield services, equipment and materials began to rise in 2021 and continued to rise through 2022 in conjunction with the significant increase in commodity prices, labor tightening and supply chain disruptions caused by the COVID-19 pandemic. While commodity prices decreased in 2023, the impacts of inflationary factors on the costs of oilfield services, equipment, and materials did not decrease along with them.  In addition to the inflationary pressures on our operating and capital costs, rising interest rates as a result of the Federal Reserve tightening monetary policy have increased our borrowing costs on debt under our credit agreement and may limit our ability to access debt capital markets. Additional increases in interest rates have the potential to increase our cost of borrowing even more.

Plan of Operations and Strategy

In 2024 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to workover and stimulating inactive wells, further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2022 to return them to production.

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

Divestitures.  For divestitures involving oil and gas assets included in the full cost pool, the Company evaluates if a given divestiture has a significant impact to either our reserves volumes or the full cost pool unit-of-production depletion rate.  If a divestiture has a significant impact to reserves volumes or the full cost pool depletion rate, the Company will consider if recognizing gain or loss on the transaction is appropriate.  If a divestiture does not have a significant impact to reserves volumes or the full cost pool depletion rate, the Company records proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized on the consolidated statements of operations.  Relief of any associated asset retirement obligations are also recorded to the full cost pool. Revenue and expenditures are recorded following our standard accounting policies up until the month that a divestment closes.

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606-Revenue from Contracts with Customers. See Note 3- Revenue From Contracts With Customers to our consolidated financial statements included in Item 8 of this report on Form 10-K under “Financial Statements and Supplementary Data”.

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

Results of Operations

Comparison of our Statements of Operations for the Years Ended December 31, 2023 and 2022

During the year ended December 31, 2023, we recorded a net loss of $32.4 million. This net loss is primarily due to $26.7 million of ceiling test write-downs of the Company's oil and gas properties as a result of lower crude oil and natural gas prices and other reserves revisions since December 31, 2022.  Lower commodity prices also resulted in reduced revenue period for the period.  During the year ended December 31, 2022 we recorded a net loss of $1.0 million.

In the following sections we discuss our revenue, operating expenses, and non-operating income (expense) for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the years ended December 31, 2023 and 2022 (dollars in thousands, except average sales prices):

			Change
	2023	2022	Amount	Percent

Revenue:
Oil	$28,352	$36,293	$(7,941)	-22%
Gas	3,964	8,259	(4,295)	-52%
Total	$32,316	$44,552	$(12,236)	-27%

Production quantities:
Oil (Bbls)	391,645	396,456	(4,811)	-1%
Gas (Mcfe)	1,396,650	1,344,735	51,915	4%
BOE	624,420	620,579	3,842	1%
BOE per day	1,711	1,700	11	1%

Average sales prices:
Oil (Bbls)	$72.39	$91.54	$(19.15)	-21%
Gas (Mcfe)	2.84	6.14	(3.30)	-54%
BOE	51.75	71.79	(20.04)	-28%

The decrease in our oil and gas revenue of $12.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a decrease in commodity prices. The realized price received for our oil production decreased 21% and the realized price received for our natural gas production decreased 54% for the year ended December 31, 2023, compared to the year ended December 31, 2022.

For the year ended December 31, 2023, we produced 624,420 BOE, or an average of 1,711 BOE per day, as compared to 620,579 BOE or 1,700 BOE per day, during the comparable period in 2022. Our oil production decreased 1% and our natural gas production increased 4% compared to the prior year period. Production remained relatively consistent year over year as divestitures of non-operated assets and shut-ins due to lightning strikes and fires in the Mid-Continent region offset the increased production from workovers on assets acquired in 2022.  During the year ended December 31, 2023, our BOE production mix was 63% oil and 37% natural gas and liquids, consistent with 64% oil and 36% natural gas and liquids in the comparable period of 2022.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the years ended December 31, 2023 and 2022 (in thousands):

			Change
	2023	2022	Amount	Percent

Lease operating expenses	$15,254	$16,667	$(1,413)	-8%
Gathering, transportation, and treating	557	573	(16)	-3%
Production taxes	2,107	3,010	(903)	-30%

Total	$17,918	$20,250	$(2,332)	-12%

Lease operating expense per BOE	$24.43	$26.86	(2.43)	-9%
Gathering, transportation, and treating per BOE	$0.89	$0.92	(0.03)	-3%

For the year ended December 31, 2023, lease operating expenses were $15.3 million or $24.43 per BOE, a decrease of $1.4 million when compared to the $16.7 million or $26.86 per BOE for the year ended December 31, 2022. The decrease in lease operating expense was due to lower workover activity and improved operating efficiencies from integrating and optimizing our oil and natural gas assets acquired in 2022.

Gathering, transportation, and treating costs remained relatively consistent year over year, with a decrease of $16 thousand, or 3%, for the year ended December 31, 2023, compared to 2022.

For the year ended December 31, 2023, production taxes were $2.1 million, a decrease of $0.9 million, or 30%, compared to $3.0 million in the comparable period of 2022. This decrease was attributable to and consistent with the decreases in total revenues from oil and natural gas properties as discussed above. Production taxes remained flat at 7% of revenue.

Depreciation, Depletion, Accretion and Amortization. Our depreciation, depletion, and amortization ("DD&A") includes depletion expense on our oil and gas properties, accretion expense from our asset retirement obligations, and depreciation expense on our fixed assets.  Depletion expenses on our oil and gas properties is the primary driver of DD&A expense making up 87% and 89% of DD&A expense for the years ended December 31, 2023 and 2022, respectively.  Our depletion rate for the year ended December 31, 2023, was $15.66 per BOE, compared to $13.75 per BOE for the year ended December 31, 2022. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.  DD&A was $11.2 million for the year ended December 31, 2023, compared to $9.6 million for the year ended December 31, 2022.

Impairment of oil and natural gas properties. Impairment of $26.7 million during the year ended December 31, 2023 was driven by ceiling test write-downs of oil and gas properties as a result of a decrease in crude oil and natural gas prices and other reserves revisions since December 31, 2022 For the year ended December 31, 2022, the Company did not record ceiling test write-downs of its oil and natural gas properties.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

			Change
	2023	2022	Amount	Percent

Compensation and benefits, including directors	$5,335	$4,427	$908	184%
Stock-based compensation	2,293	3,017	(724)	284%
Professional fees, insurance and other	3,895	3,713	182	84%
Total	$11,523	$11,157	$366	141%

General and administrative expenses increased by $0.4 million during the year ended December 31, 2023, as compared to the prior year period. Compensation and benefits increased $0.9 million due to increased headcount added in the last half of 2022 and first half of 2023. Stock-based compensation decreased $0.7 million primarily due to employee and director stock-based compensation awards from the January 2022 acquisitions being fully amortized. Professional fees, insurance and other expenses increased $0.2 million, primarily due to non-recurring accounting, audit, and recruiting fees recognized in 2023.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the years ended December 31, 2023 and 2022 (in thousands):

			Change
	2023	2022	Amount	Percent

Commodity derivative gain (loss), net	$2,882	$(5,682)	8,564	-151%
Interest income (expense), net	(1,114)	(544)	(570)	105%
Other income (expense)	25	(168)	193	-115%
Total non-operating expense	$1,793	$(6,394)	$8,187	-128%

Commodity derivative gain (loss), net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the year ended December 31, 2023, we recognized gains of $2.9 million. Of this, $1.8 million of the gain relates to WTI fixed price swaps that we entered into in the third quarter of 2023 that settle in 2024. See “Note 7-Commodity Derivatives” in the notes to the consolidated financial statements.

Interest expense, net, represents the interest related to our Credit Facility. The increase in interest expense, net is primarily driven by an increase in the interest rate on our credit facility.  As of December 31, 2023, we had borrowed $5.0 million on the credit facility as compared to $12.0 million borrowed as of December 31, 2022. The average interest rate increased to 8.9% per annum for the year ended December 31, 2023, as compared to 6.6% per annum for the year ended December 31, 2022. The balance outstanding on the Credit Facility as of December 31, 2023 was $5.0 million. See “Note 6-Debt” in the notes to the consolidated financial statements.

Other income (expense), net is primarily impacted from changes in the fair value of our investment in Anfield Energy and held for sale losses on our real estate assets. We recognized a net gain of $25 thousand on these items for the year ended December 31, 2023, but recognized a loss of $168 thousand for the comparable period of 2022.

Income Tax Benefit (Expense). Income tax benefit decreased $1.0 million during the year ended December 31, 2023, as compared to December 31, 2022.  This change is almost entirely related to a deferred tax benefit from the reduction of our net deferred tax liability.  The change in our net deferred tax liability is primarily related to property and equipment deferred tax liabilities that decreased as a result of the $26.7 million in before tax ceiling test write-downs of our oil and gas properties recognized for the year ended December 31, 2023.

Liquidity and Capital Resources

Based on the current commodity price environment and the derivative contracts that we have entered into, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations for the next 12 months.

As described above under “Item 1. Business-Recent Events” we closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $0.4 million. The net proceeds from these divestitures were used to repay the outstanding balance on our credit facility, bringing the balance as of December 31, 2023 to $5.0 million.  As of December 31, 2023, the Company was in compliance with all financial covenants related to the credit facility.

We have derivative contracts, with a fair value asset position of $1.8 million at December 31, 2023. The derivative contracts will be settled monthly in 2024.

The following table sets forth certain measures about our liquidity as of December 31, 2023 and 2022, in thousands:

	2023	2022	Change

Cash and equivalents	$3,351	$4,411	$(1,060)
Working capital deficit (1)	(2,706)	(3,050)	344
Total assets	80,444	118,320	(37,876)
Outstanding debt	5,000	12,000	(7,000)
Total shareholders’ equity	46,522	78,354	(31,832)

Select Ratios:
Current ratio (2)	0.76 to 1.00	0.73 to 1.00
Debt-to-equity ratio (3)	0.11 to 1.00	0.15 to 1.00

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt-to-equity ratio is computed by dividing total debt by total shareholders’ equity.

As of December 31, 2023, we had a working capital deficit of $2.7 million compared to a working capital deficit of $3.1 million as of December 31, 2022, an increase in working capital of $0.3 million. However, when including the available borrowing capacity under the credit facility of $15.0 million as of December 31, 2023, we have a working capital surplus of $12.3 million. The increase in working capital of $0.3 million is mainly due to our derivative contracts with a mark-to-market asset position of $1.8 million as of December 31, 2023, with other offsetting factors.

As of December 31, 2023, we had cash and cash equivalents of $3.4 million and accounts payable and accrued liabilities of $4.1 million. As of December 31, 2022, we had cash and cash equivalents of $4.4 million and accounts payable and accrued liabilities of approximately $4.3 million. Revenue and royalties payable increased by $1.4 million year over year.

If we have needs for financing in 2024, alternatives that we will consider would potentially include borrowing amounts on our Credit Agreement, selling all or a partial interest in certain of our oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions in public or private offerings, which may result in significant dilution to existing stockholders, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Change
Net cash provided by (used in):
Operating activities	$5,472	$10,898	$(5,426)
Investing activities	2,826	(16,949)	19,775
Financing activities	(9,358)	6,040	(15,398)

Operating Activities. Cash provided by operating activities for the year ended December 31, 2023, was $5.5 million as compared to cash provided by operating activities of $10.9 million for 2022, a decrease of $5.4 million. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts for revenues as a result of a decrease in prices we received for our oil and natural gas production partially offset by decreases in operating expenses.

Investing Activities. Cash provided by investing activities for the year ended December 31, 2023, was $2.8 million compared to cash used in investing activities of $17.0 million for 2022, an increase of $19.8 million. The increase of cash provided from our investing activities for the year ended December 31, 2023 was primarily due to $6.7 million of net proceeds from the sale of non-operated oil and natural gas properties, which were partially offset by capital expenditures related to oil and natural gas properties of $3.4 million. The comparable number in 2022 represents cash used by investing activities of $12.6 million for acquisitions of East Texas assets and Liberty County, Texas assets and $6.2 million of capital expenditures related to oil and natural gas properties.

Financing Activities. Cash used in financing activities for the year ended December 31, 2023, was $9.4 million as compared to cash provided by financing activities of $6.0 million for the comparable period in 2022. The cash used in financing activities during the year ended December 31, 2023 was primarily attributable to net payments of debt under our credit facility of $7.0 million and dividends paid on our common stock of $1.2 million. The comparable number in 2022 represents net borrowings under our credit facility of $8.7 million, which were partially offset by dividends paid on our common stock of $1.7 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are included below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized, and reported within the required timeframe, as specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the first three quarters of 2023, the Company reported material weaknesses in our internal controls over financial reporting related the ineffective design of third-party information technology general controls (“ITGCs”) related to our accounting system, a lack of sufficient evidence of management review in certain controls with a review component, and certain business process controls not being implemented for a sufficient portion of the year. In response to these material weaknesses, the Company hired experienced accounting professionals in the second and third quarter of the year to guide and oversee the Company’s control environment. As a result of these changes, we have one material weakness remaining open as of December 31, 2023, related to the ineffective design of our accounting system, and as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective.

Management’s Report on Internal Control Over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer (Principal Accounting/Financial Officer), our management conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2023. In making its assessment, our management used the criteria set forth in the “Internal Control – Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under this framework, our management concluded that certain controls over our accounting system as described below were not designed appropriately. As a result, the Chief Executive Officer and our Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as of December 31, 2023, we have concluded we have a material weakness.  Specifically, our accounting system was not designed appropriately, and reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party ITGCs.  The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

Changes in Internal Control Over Financial Reporting.

During the fiscal year ended December 31, 2023, we improved the documentation for control activities with a review component to include reviewer notes and documented approval and took steps to ensure that controls operated consistently throughout the year.  As a result, we remediated the following material weaknesses that were outstanding as of December 31, 2022:

●

Certain control activities with a review component were not implemented and operating effectively for a sufficient portion of the year and did not include sufficient evidence of review procedures performed or formal approval by the reviewer.

●	Certain business process controls were not implemented for a sufficient portion of the year and did not include sufficient evidence of operation.

We are evaluating our options with respect to a new accounting system and have not concluded as to the system or the time of an implementation.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B – Other Information.

Rule 10b5-1 Trading Plans.  During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, including under the headings “Requirements and Deadlines for Shareholders to Submit Proposals”, “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, including under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, including under the heading “Principal Holders of Voting Securities and Ownership by Officers and Directors” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, including under the headings “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Weaver and Tidwell, L.L.P, Houston, Texas, PCAOB ID 410.

The information required by this Item will be set forth under the heading “Ratification of Appointment of Independent Auditors”-”Principal Accounting Fees and Services” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Energy Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and gas properties

Critical Accounting Matter Description

As described in Note 1 to the financial statements, the Company accounts for its oil and gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense and measure its oil and gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate the volume and future revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense or the impairment assessment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgement.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the estimation of proved reserves included the following, among others.

●

We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.

●

To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions, to the extent key, as follows:

o

Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

o	Evaluated the forecasted operating costs at year-end compared to historical operating costs;
o	Evaluated the working and net revenue interests used in the reserve report by inspecting a sample of ownership interests;
o	Applied analytical procedures to the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2018 through 2023.

Denver, Colorado

April 13, 2023

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(in thousands, except share and per share amounts)

	2023	2022
ASSETS
Current assets:
Cash and equivalents	$3,351	$4,411
Oil and natural gas sales receivables	2,336	3,193
Marketable equity securities	164	107
Commodity derivative asset - current	1,844	-
Other current assets	527	558
Real estate assets held for sale, net of selling costs	150	175

Total current assets	8,372	8,444

Oil and natural gas properties under full cost method:
Unevaluated properties	-	1,584
Evaluated properties	176,679	203,144
Less accumulated depreciation, depletion, amortization, and impairment	(106,504)	(96,725)

Net oil and natural gas properties	70,175	108,003

Other assets:
Property and equipment, net	899	651
Right of use asset	693	868
Other assets	305	354

Total other assets	1,897	1,873

Total assets	$80,444	$118,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,064	$4,329
Accrued compensation and benefits	702	1,111
Revenue and royalties payable	4,857	3,503
Commodity derivative liability - current	-	1,694
Asset retirement obligations - current	1,273	668
Current lease obligation	182	189

Total current liabilities	11,078	11,494

Noncurrent liabilities:
Credit facility	5,000	12,000
Asset retirement obligations - noncurrent	17,217	14,774
Long-term lease obligation, net of current portion	611	794
Deferred tax liability	16	898
Other noncurrent liabilities	-	6
Total noncurrent liabilities	22,844	28,472

Total liabilities	33,922	39,966

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 authorized; 25,333,870 and 25,023,812 shares issued and outstanding as of December 31, 2023 and 2022, respectively	253	250
Additional paid-in capital	218,403	216,690
Accumulated deficit	(172,134)	(138,586)

Total shareholders’ equity	46,522	78,354

Total liabilities and shareholders’ equity	$80,444	$118,320

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands, except share and per share amounts)

	2023	2022

Revenue:
Oil	$28,352	$36,293
Natural gas and liquids	3,964	8,259
Total revenue	32,316	44,552

Operating expenses:
Lease operating expenses	15,254	16,667
Gathering, transportation, and treating	557	573
Production taxes	2,107	3,010
Depreciation, depletion, accretion, and amortization	11,235	9,607
Impairment of oil and natural gas properties	26,680	-
General and administrative expenses	11,523	11,157
Total operating expenses	67,356	41,014

Operating income (loss)	(35,040)	3,538

Other income (expense):
Commodity derivative gain (loss), net	2,882	(5,682)
Interest (expense), net	(1,114)	(544)
Other income (expense), net	25	(168)
Total other income (expense)	1,793	(6,394)

Net income (loss) before income taxes	$(33,247)	$(2,856)
Income tax (expense) benefit	891	1,893
Net income (loss)	$(32,356)	$(963)
Basic and diluted weighted average shares outstanding	25,322,382	24,668,219
Basic and diluted loss per share	$(1.28)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	4,676,301	$47	$149,276	$(135,888)	$13,435
Shares issued for acquired properties	19,905,736	199	64,495	-	64,694
Issuance of shares upon vesting of restricted stock awards	473,500	5	(5)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(81,725)	(1)	(306)	-	(307)
Exercise of warrants	50,000	-	213	-	213
Cash dividends	-	-	-	(1,735)	(1,735)
Stock-based compensation	-	-	3,017	-	3,017
Net loss	-	-	-	(963)	(963)

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Issuance of shares upon vesting of restricted stock awards	708,198	7	(7)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(150)	-	(151)
Share repurchases	(336,000)	(3)	(423)	-	(426)
Cash dividends	-	-	-	(1,192)	(1,192)
Stock-based compensation	-	-	2,293	-	2,293
Net loss	-	-	-	(32,356)	(32,356)

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands)

	2023	2022

Cash flows from operating activities:
Net loss	$(32,356)	$(963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	11,235	9,607
Impairment of oil and natural gas properties	26,680	-
Deferred income taxes	(882)	(1,921)
Total commodity derivatives (gains) losses, net	(2,882)	5,682
Commodity derivative settlements paid	(656)	(7,140)
(Gains) losses on marketable equity securities	(57)	83
Impairment and loss on real estate held for sale	25	75
Amortization of debt issuance costs	49	45
Stock-based compensation	2,293	3,017
Right of use asset amortization	175	205
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	851	(2,261)
Other assets	687	150
Accounts payable accrued liabilities	(60)	1,414
Accrued compensation and benefits	(410)	(51)
Revenue and royalties payable	1,184	3,467
Payments on operating lease liability	(189)	(104)
Payments of asset retirement obligations	(215)	(407)

Net cash provided by (used in) operating activities	5,472	10,898

Cash flows from investing activities:
Acquisition of proved properties	-	(12,641)
Oil and natural gas capital expenditures	(3,379)	(6,208)
Property and equipment expenditures	(488)	(435)
Proceeds from sale of oil and natural gas properties, net	6,693	2,335

Net cash provided by (used in) investing activities:	2,826	(16,949)

Cash flows from financing activities:
Borrowings on credit facility	500	15,200
Payment of debt	(7,500)	(6,547)
Payment of fees for credit facility	-	(207)
Payments on insurance premium finance note	(647)	(559)
Exercise of warrant	-	195
Shares withheld to settle tax withholding obligations for restricted stock awards	(151)	(307)
Dividends paid	(1,192)	(1,735)
Repurchases of common stock	(368)	-

Net cash provided by (used in) financing activities	(9,358)	6,040

Net (decrease) increase in cash and equivalents	(1,060)	(11)

Cash and equivalents, beginning of year	4,411	4,422

Cash and equivalents, end of year	$3,351	$4,411

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the federal deposit insurance limits as of December 31, 2023 and 2022. The Company maintains its cash and cash equivalents in the form of checking accounts or short-term investments with financial institutions that it believes are creditworthy.  The Company's checking accounts are with the same financial institution as its credit facility.

Oil and Natural Gas Receivables

The Company’s oil and natural gas sales receivables consist of receivables from purchasers of the Company’s operated oil, natural gas, and natural gas liquids (“NGLs”) sales. Generally, the Company’s oil and natural gas and natural gas liquids sales receivables from operated properties are collected within one month. The Company also has joint operating agreements as a non-operator of oil and natural gas properties. Generally, receivables from the joint interest operator are collected within one to three months. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses as appropriate given relevant facts and circumstances. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. Receivables are not collateralized. As of December 31, 2023, and 2022, the Company had not provided an allowance for credit loss on its oil and natural gas sales receivable or its joint interest accounts receivable.  The balance of the oil and natural gas sales receivable reported on the Consolidated Balance Sheets is comprised entirely of receivables associated with sales under contracts with customers.

Concentration of Credit Risk

The Company has exposure to credit risk in the event of nonpayment of oil and natural gas receivables by purchasers of the Company’s share of oil and natural gas production and its operated production. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Year Ended
	December 31,
Purchaser	2023	2022
Purchaser A	24%	21%
Purchaser B	20%	19%

Marketable Equity Securities

Marketable equity securities are reported at fair value based on end of period quoted prices. Changes in fair value are recorded in other income (expense), net on the Consolidated Statements of Operations at the end of each reporting period. Gains or losses from sales of marketable equity securities are recorded in other income (expense), net on the Consolidated Statements of Operations when the sale is completed.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities but does not include any costs related to production, general corporate overhead or similar activities.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center are subject to depreciation, depletion and amortization (“DD&A”) using the equivalent unit-of-production method, based on total proved oil and natural gas reserves. For consolidated financial statement presentation, DD&A includes accretion expense related to asset retirement obligations. Excluded from amounts subject to DD&A are costs associated with unevaluated properties.

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

Divestitures

For divestitures involving oil and gas assets included in the full cost pool, the Company evaluates if a given divestiture has a significant impact to either our reserves volumes or the full cost pool unit-of-production depletion rate.  If a divestiture has a significant impact to reserves volumes or the full cost pool depletion rate, the Company will consider if recognizing gain or loss on the transaction is appropriate.  If a divestiture does not have a significant impact to reserves volumes or the full cost pool depletion rate, the Company records proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized on the consolidated statements of operations.  Relief of any associated asset retirement obligations are also recorded to the full cost pool. Revenue and expenditures are recorded following our standard accounting policies up until the month that a divestment closes.

Other Property and Equipment

Land classified as held for sale is carried at the estimated realizable value, less costs to sell.  Such assets are classified within current assets if there is reasonable certainty that the sale will take place within one year. Long-lived assets are classified as held for sale when the Company meets certain criteria, such as committing to a plan to sell the assets and the sale of the asset is probable with recognition of a completed sale expected within one year.  While land is not subject to depreciation, upon classification as held for sale, long-lived assets that were subject to DD&A are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, (“Topic 842”), which requires lessees to recognize operating and finance leases with terms greater than 12 months on the Consolidated Balance Sheets. The Company evaluates a contractual arrangement at its inception to determine if it is a lease or contains an identifiable lease component. Certain leases may contain both lease and non-lease components. The Company’s policy for all asset classes is to combine lease and non-lease components together and account for the arrangement as a single lease.

Certain assumptions and judgements are made by the Company when evaluating a contract that meets the definition of a lease under Topic 842, which include those to determine the discount rate and lease term. Unless implicitly defined, the Company determines the present value of the future lease payments using an estimated incremental borrowing rate at the lease inception. The Company evaluates each contract containing a lease arrangement at inception to determine the length of the lease term when recognizing a right-of-use (“ROU”) asset and corresponding lease liability. The Company excludes from the Consolidated Balance Sheets leases with terms that are less than one year.

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

Derivative Financial Instruments

The Company periodically enters into commodity derivative instruments to mitigate a portion of its exposure to oil price volatility for its expected future oil production. The Company does not designate commodity derivative contracts as fair value or cash flow hedges, and therefore the contracts do not qualify for hedge accounting. Changes in fair value of derivative contracts are recorded in the Consolidated Statement of Operations. The fair value of derivative contracts is recorded as either an asset or a liability on the Consolidated Balance Sheet.

Revenue Recognition

The Company derives revenue from the sale of produced oil, natural gas and NGLs. Revenue is recognized at the point in time when custody and title of the product transfers to the purchaser, which may differ depending on the applicable contractual terms. Revenue accruals are recorded based on the Company’s share of estimated production and the expected price to be received. The Company uses its knowledge of its properties, contractual arrangements, historical performance, NYMEX differentials, and other factors as the basis of these estimates. Variances between estimates and the actual amounts received are recorded in the month payment is received.

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

The Company reports revenue as its proportionate share of the gross amount received before taking into account transportation costs. Production taxes and gathering, transportation, and treating costs are reported separately on the Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair value of the award as of the grant date. The Company's policy is to compute the fair values of any options granted to employees using the Black-Scholes option pricing model unless the fair value is expected to be inconsequential. The Company recognizes the cost of the equity awards over the period during which an employee or director is required to provide services in exchange for the award, usually the vesting period. Forfeitures are recognized as they occur. Unvested shares of restricted stock grants are not included in common shares outstanding until vesting has occurred.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

Additionally, the Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards, and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance for any tax benefits that, based on current circumstances. are considered more likely than not they will not be realized.  As of  December 31, 2023 and 2022, management did not believe it was more likely than not that such a tax benefit would be realized and as such, a valuation allowance has been recorded. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2023.

The Company assesses its uncertain tax positions annually. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that is probable of being realized upon ultimate settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.

Income (Loss) Per Share

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 to Topic 326, Financial Instruments-Credit Losses, as amended by other related ASUs that provided targeted improvements. The standard changes the impairment model for trade receivables and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the previous “incurred loss” model, resulting in accelerated recognition of credit losses. This ASU primarily applies to the Company’s accounts receivable balances, of which the majority are received within a short-term period of one to three months. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses as appropriate given relevant facts and circumstances. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. The adoption and implementation of this ASU did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Historically, the Company included gathering, transportation, and treating costs within lease operating expense on the Consolidated Statement of Operations. Effective July 1, 2023, the Company began classifying gathering, treating, and transportation costs in a separate line item, titled gathering, transportation, and treating, on the Consolidated Statement of Operations and recast prior period results for this reclassification. This reclassification had no impact on the Company's net income (loss), income (loss) per share, cash flows, or financial position. The Company revised historical periods to reflect this change in presentation.

The Company has historically included revenue and royalties payable within accounts payables and accrued liabilities on the Consolidated Balance Sheets. Effective December 31, 2023, the Company began classifying revenue and royalties payable as a separate line item on the Consolidated Balance Sheet.  The consolidated statement of cash flows has been updated to separate changes in operating assets and liabilities from revenue and royalties payable and accounts payable and accrued liabilities. This reclassification had no impact on the Company's net income (loss), income (loss) per share, cash flows, or financial position. The Company revised historical periods to reflect this change in presentation.

2. ACQUISITIONS AND DIVESTITURES

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

(1)

Included in the above purchase price adjustments is settlement for oil in temporary storage in tank batteries at the leases of $1,286. The Company does not separately account for oil in temporary storage until the oil is sold and title transfers to the purchaser. Consistent with the Company’s accounting policy and reporting of similar transactions this amount was recorded within Evaluated Properties on the Company’s Consolidated Balance Sheet.

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

(1)

Included in the above purchase price adjustments is settlement for oil in temporary storage in tank batteries at the leases of $557. The Company does not separately account for oil in temporary storage until the oil is sold and title transfers to the purchaser. Consistent with the Company’s accounting policy and reporting of similar transactions this amount was recorded within Evaluated Properties on the Company’s Consolidated Balance Sheet.

Divestitures

During the year ended December 31, 2023, the Company closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $0.4 million.  The divestitures included the Company’s non-operated interests in 152 wells across North Dakota, New Mexico, and Texas, and overriding royalty interests in seven wells in Karnes County, Texas.  These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized.  Relief of associated asset retirement obligations of $0.5 million were also recorded to the full cost pool.

During the year ended  December 31, 2022, the Company divested of the Wildhorse Waterflood Unit in Osage County, Oklahoma, which was included in the assets acquired on January 5, 2022. Net proceeds from sale of the waterflood unit were $1.2 million. In addition, the Company sold its approximately 30% interest in two non-operated wells in Zavala County, Texas and associated acreage of approximately 4,500 acres for $1.1 million.  These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized.  Relief of associated asset retirement obligations of $0.2 million were also recorded to the full cost pool.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company disaggregates its share of revenue from the sale of oil and natural gas and liquids by region. In 2023, the Company evaluated its disaggregation by region and determined that it was appropriate to group West Texas, South Texas, and the Gulf Coast into a single region.  In 2023, we gained a deeper understanding of the assets we acquired in 2022 and our chief operating decision maker began to evaluate our assets and make decisions on a more aggregated regional basis.  As a result, we restructured our operations and corporate support teams to support this effort and changed the way that we discussed our assets internally and externally in 2023 as compared to 2022.  Additionally, in 2023, there were no significant distinguishing economic characteristics in the sale of oil and natural gas liquids that would warrant continued disaggregation of West Texas, South Texas, and the Gulf Coast as separate regions.  Our Rockies and Mid-Continent regions remain at the same level of disaggregation in 2023 as 2022.

The Company’s revenues in its Rockies, West Texas, South Texas, and Gulf Coast, and Mid-Continent regions are presented in the following table for the year ended December 31, 2023, along with comparable disaggregation for the year ended December 31, 2022:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Revenue:
Rockies
Oil	$10,064	$14,318
Natural gas and liquids	326	1,138
Total	10,390	15,456

West Texas, South Texas, and Gulf Coast
Oil	11,820	15,561
Natural gas and liquids	531	1,554
Total	12,351	17,115

Mid-Continent
Oil	6,468	6,414
Natural gas and liquids	3,107	5,567
Total	9,575	11,981

Total revenue	$32,316	$44,552

The Company's disaggregation of revenues from its share of revenue from the sale of oil and natural gas and liquids for the year ended  December 31, 2022, was as follows:

Year Ended
December 31,
2022
(in thousands)
Revenue:
Rockies
Oil	$14,318
Natural gas and liquids	1,138
Total	15,456

South Texas
Oil	6,384
Natural gas and liquids	774
Total	7,158

West Texas
Oil	5,408
Natural gas and liquids	331
Total	5,739

Gulf Coast
Oil	3,769
Natural gas and liquids	449
Total	4,218

Mid-Continent
Oil	6,414
Natural gas and liquids	5,567
Total	11,981

Total revenue	$44,552

4. LEASES

The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the Consolidated Balance Sheets at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Right of use asset
Operating lease	$693	$868
Lease liability
Current lease obligation	182	189
Long-term lease obligation	611	794
	$793	$983

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for office leases with original terms less than one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognized sublease income as a reduction of rent expense. The term of the sublease was through the term of the Company’s Denver office lease, which terminated on January 31, 2023. Following are the amounts recognized as components of rental expense for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Operating lease cost	$211	$246
Short-term lease cost	930	560
Sublease income	-	(71)
Total lease costs	$1,141	$735

The Houston office operating lease commenced in May 2022 and is for a term of 67 months. The lease contains a seven-month rent abatement period. The base rent under the lease escalates $0.50 per square foot each twelve-month period during the term of the lease. In addition, the Company is responsible for its share of operating expenses and tax expenses as defined in the lease.

Short-term lease cost is associated with short-term lease agreements primarily related to compressors and field equipment rentals contracted for 12 months or less.

The Company’s Houston and Denver office operating lease agreements did not contain implicit interest rates that could be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of December 31,
	2023	2022

Weighted average lease term (years)	3.9	4.8
Weighted average discount rate	4.25%	4.34%

Maturity of operating lease liabilities with terms of one year or more as of December 31, 2023 are presented in the following table:

December 31, 2023
(in thousands)
2024	$213
2025	218
2026	224
2027	210
Total future lease payments	$865
Less: imputed interest	(72)
Total lease liability	$793

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Unevaluated Properties

During the year ended December 31, 2023, the Company re-evaluated its use of capital relative to its portfolio and strategic initiatives and determined that it no longer intends to fund development activities required to develop its unevaluated acreage. Therefore, it reclassified the entire $1.6 million book value of unevaluated properties by transferring them into evaluated properties.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of December 31, 2023, the Company used $78.22 per barrel for oil and $2.64 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

For the year ended December 31, 2023, the Company recorded $26.7 million of ceiling test write-downs of its oil and gas properties as a result of a decrease in crude oil and natural gas prices and other reserves revisions since December 31, 2022.

For the year ended December 31, 2022, the Company did not record ceiling test write-downs of its oil and natural gas properties.

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

Interest charges recognized on the Credit Agreement, excluding debt issuance cost amortization, and the weighted average interest rates for the years ended December 31, 2023 and 2022 are presented in the following table:

	December 31,
	2023	2022
	(in thousands)
Interest charges	$1,054	$484
Weighted average interest rate	8.9%	6.6%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making certain payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of December 31, 2023, the borrowing base was $20.0 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

The amount outstanding on the Credit Agreement as of December 31, 2023 and 2022, was $5.0 million and $12.0 million, respectively.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas, the Company may enter into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company does not apply hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the consolidated statements of operations and are included as a non-cash adjustment to net income in the operating activities section in the Consolidated Statement of Cash Flows.

On January 5, 2022, the Company and NextEra Energy Marketing LLC (“NextEra”) entered into an International Swap Dealers Association, Inc. Master Agreement and Schedule (the “Master Agreement”), facilitating the Company to enter into derivative contracts to manage the risk associated with its business relating to commodity prices. The Company’s obligations to NextEra under the Master Agreement are secured by liens and security interests which also secures the loans under the Credit Agreement on a pari passu and pro rata basis with the principal of such loans. The structure of the derivative contacts may include swaps, caps, floors, collars, locks, forwards and options.

The Company’s entry into and the obligations of the Company under the Master Agreement were required conditions to the January 2022 acquisition closing, pursuant to which the Company was required to assume and novate certain hedges which had a mark to market loss of approximately $3.1 million as of the Closing Date. In addition, on January 12, 2022, the Company entered into additional NYMEX WTI crude oil commodity derivative contracts with NextEra for 2022 and 2023 production. On September 12, 2023, the Company entered into crude oil swap agreements, agreeing to pay the monthly average NYMEX WTI prices and receive fixed prices for the month of settlement.  As of December 31, 2023, the Company had commodity derivative contracts outstanding through the fourth quarter of 2024 as summarized in the tables below:

	Fixed Price Swaps
		Weighted
	Quantity	Average
Commodity/ Index/ Maturity Period	(Bbls)(1)	Price

NYMEX WTI
Crude Oil 2024 Contracts:
First quarter 2024	53,300	$84.07
Second quarter 2024	48,600	$81.76
Third quarter 2024	45,000	$79.80
Fourth quarter 2024	40,720	$78.15
Total 2024	187,620	$81.16

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	December 31,
	2023	2022
	(in thousands)
Derivative assets:
Current assets	$1,844	$-
Total derivative assets	$1,844	$-

Derivative liabilities:
Current liabilities	$-	$1,694
Total derivative liabilities	$-	$1,694

As of December 31, 2023, all commodity derivative contracts held by the Company were subject to master netting arrangements with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions when we have a right of offset or master netting arrangement.  See Note 13. Fair Value Measurements for disclosure of the fair value of derivative assets and liabilities on a gross and net basis.

The following table summarizes the commodity components of the derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying Consolidated Statements of Operations:

	December 31,
	2023	2022
	(in thousands)
Commodity derivative settlement gains (losses):
Oil contracts	$(628)	$(6,277)
Gas contracts	(28)	(863)
Total derivative settlement gains (losses)	$(656)	$(7,140)

Total net commodity derivative gains (losses):
Oil contracts	$2,822	$(4,941)
Gas contracts	60	(741)
Total net commodity derivative gains (losses)	$2,882	$(5,682)

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

The Company recorded $9.6 million of ARO related to the assets acquired in the January 5, 2022 acquisition, $0.5 million of ARO related to the assets acquired in the May 3, 2022 acquisition of Liberty County, Texas assets and $1.7 million of ARO related to the assets acquired in the July 27, 2022 acquisition. See “Note 2- Acquisitions and Divestitures”. During the fourth quarter 2023 the Company sold non-operated assets, and as such, the Company reduced its ARO by $0.5 million related to the sold assets. See "Note 2- Acquisitions and Divestitures".

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance, beginning of year	$15,442	$1,461
Acquired	11	11,811
Cost and life revisions	2,494	1,825
Plugged	(215)	(407)
Sold	(458)	(189)
Accretion	1,216	941
Balance, end of year	$18,490	$15,442

Asset retirement obligations - current	$1,273	$668
Asset retirement obligations - noncurrent	17,217	14,774
Balance, end of year	$18,490	$15,442

9. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Contingencies

The Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the anticipated results of any pending litigation and claims are not expected to have a material effect on the consolidated results of operations, the financial position, or the cash flows of the Company.

10. SHAREHOLDERS’ EQUITY

At December 31, 2023, the Company had 25,333,870 shares of common stock outstanding and 245,000,000 authorized. On January 5, 2022, the Company issued 19,905,736 shares of common stock in connection with the acquisition of the Acquired Assets.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the years ended December 31, 2023 and 2022, there was no compensation expense related to stock options. As of December 31, 2023, all stock options had vested. No stock options were granted or exercised, during the years ended December 31, 2023 or 2022. During the years ended December 31, 2023 and 2022, options to purchase 4,946 shares of common stock and 2,913 shares of common stock, respectively, expired.  The options had de minimis intrinsic values for the periods reported. Presented below is information about stock options outstanding and exercisable as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding and exercisable	23,176	$38.92	28,122	$54.03

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at December 31, 2023 by the remaining contractual term.

Options Outstanding					Options Exercisable
	Exercise Price			Remaining		Weighted Average
Number of	Range		Weighted	Contractual	Number of	Exercise
Shares	Low	High	Average	Term (years)	Shares	Price

16,500	$7.20	$11.60	$10.00	3.8	16,500	$10.00
5,676	90.00	90.00	90.00	1.0	5,676	90.00
1,000	226.20	226.20	226.20	0.7	1,000	226.20

23,176	$7.20	$226.20	$38.92	3.0	23,176	$38.92

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

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the year ended December 31, 2023:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	per Share

Non-vested restricted stock at December 31, 2022	687,000	$3.79
Granted	936,434	$2.18
Vested	(544,198)	$3.30
Modifications (accelerated vesting)	(164,000)	$2.85
Forfeited	(60,000)	$2.30
Non-vested restricted stock at December 31, 2023	855,236	$2.63

The following table presents the stock compensation expense related to restricted stock grants for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Stock compensation expense	$2,293	$3,017

Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s Consolidated Statements of Operations as of December 31, 2023 is $0.5 million. This cost is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2023, the Company had 3,409,106 shares available for issuance under its 2022 Stock Incentive Plan.

Dividends

On February 23, 2023 and May 30, 2023, the Company paid a quarterly cash dividend of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023 and May 19, 2023, respectively.

During the years ended December 31, 2023 and 2022, the Company paid dividends of $1.2 million and $1.7 million, respectively.  On August 9, 2023, the Board of Directors suspended the Company’s dividend program, with the associated future capital resources expected to be allocated towards the Company’s share repurchase program and repayments of the Company's credit facility’s outstanding balance.

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

During the year ended December 31, 2023, the Company repurchased 336,000 shares for $0.4 million at a weighted average price of $1.27 per share.

11. INCOME TAXES

The components of the income tax provision for the years ended  December 31, 2023 and 2022 include the following:

	2023	2022
	(in thousands)
Current:
Federal	$-	$-
State	(9)	28
Total current income tax	$(9)	$28

Deferred:
Federal	$(351)	$(1,765)
State	(531)	(156)
Total deferred income taxes	$(882)	$(1,921)

Total income tax benefit	$(891)	$(1,893)

Income tax benefit using the Company’s effective income tax rate differs from the U.S. federal statutory income tax rate due to the following:

	2023	2022
	(in thousands)
Income tax benefit at federal statutory rate (21%)	$(6,982)	$(600)
State income tax benefit, net of federal benefit	(541)	(95)
Prior year true up	-	(509)
Compensation	224	187
Acquisition	-	1,056
Other	(284)	-
Change in valuation allowance	6,692	(1,932)

Income tax benefit	$(891)	$(1,893)

The components of deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$9,012	$8,443
Property and equipment	1,244	-
Percentage depletion and contribution carryovers	1,987	2,004
Deferred compensation liability	150	256
Asset retirement obligations	4,220	3,581
Stock-based compensation	428	439
Lease obligations	179	224
Derivatives	-	390
Other	212	249

Total deferred tax assets	17,432	15,586

Deferred tax liabilities:
Property and equipment	-	(6,107)
Derivatives	(421)	-
Lease assets	(156)	(198)

Total deferred tax liabilities	(577)	(6,305)

Net deferred tax assets	16,855	9,281
Less valuation allowance	(16,871)	(10,179)

Net deferred tax liability	$(16)	$(898)

As of December 31, 2023, the Company has approximately $24.7 million in net operating loss carryovers for federal income tax purposes. The net operating losses incurred prior to January 5, 2022 are subject to an Internal Revenue Code (IRC) Section 382 limitation as a result of a change of control incurred in conjunction with the transaction that closed on that day.

IRC. Section 382 limits the Company’s ability to utilize certain tax attributes to offset taxable income in future years. Due to the existence of a net unrealizable built in loss (“NUBIL”), assets at the time of the 2017 change in control, the Company also has realized built in losses (“RBIL”) that exceed the annual limitation. As of December 31, 2023, the Company has approximately $10.6 million of RBIL carryovers, which carry forward indefinitely subject to the annual limitation.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the years ended December 31, 2023 and 2022, no adjustments were recognized for uncertain tax positions.

The Company files income tax returns in U.S. federal and multiple state jurisdictions. The Company is subject to tax audits in these jurisdictions until the applicable statute of limitations expires. With certain exceptions, the Company is no longer subject to U.S. federal tax examinations for tax years prior to 2020. The Company is open for various state tax examinations for tax years 2019 and later. The Company’s policy is to recognize potential interest and penalties accrued related to uncertain tax positions within income tax expense. For the years ended December 31, 2023 and 2022, the Company did not recognize any interest or penalties in its Consolidated Statements of Operations, nor did it have any interest or penalties accrued in its Consolidated Balance Sheets at  December 31, 2023 and 2022 related to uncertain tax positions.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, as was the case for the years ended December 31, 2023 and 2022, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions; however, they do not participate in losses.  The Company had net losses for both years ended December 31, 2023 and 2022, and therefore the dividends attributable to participating securities are not included as a reduction in the calculation of loss attributable to common shareholders.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2023 and 2022:

	2023	2022
	(in thousands except per share data)
Net income (loss) attributable to common shareholders	$(32,356)	$(963)

Basic weighted-average common shares outstanding	25,322	24,668
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	25,322	24,668

Basic net income (loss) per share	$(1.28)	$(0.04)
Diluted net income (loss) per share	$(1.28)	$(0.04)

For the years ended December 31, 2023 and 2022, potentially dilutive securities were excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2023	2022
	(in thousands)
Stock options	23	28
Unvested shares of restricted stock	855	687
Total	878	715

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

Level 1 - Quoted prices for identical assets and liabilities traded in active markets.

Level 2 - Observable inputs other than Level 1 that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in active markets, or other observable inputs that can be corroborated by observable market data.

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our Consolidated Balance Sheets as of December 31, 2023 are presented below:

As of December 31, 2023
						Net Fair Value
	Quoted Prices in		Significant			Presented in the
	Active Markets for	Significant Other	Unobservable			Consolidated
	Identical Assets	Observable Inputs	Inputs	Total	Effect of	Balance
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Sheet
	(in thousands)
Assets
Current:
Commodity derivatives	$-	$1,844	$-	$1,844	$-	$1,844

Net derivative instruments	$-	$1,844	$-	$1,844	$-	$1,844

As of December 31, 2022
						Net Fair Value
	Quoted Prices in		Significant			Presented in the
	Active Markets for	Significant Other	Unobservable			Consolidated
	Identical Assets	Observable Inputs	Inputs	Total	Effect of	Balance
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Sheet
	(in thousands)
Assets
Current:
Commodity derivatives	$-	$488	$-	$488	$(488)	$-

Liabilities
Current:
Commodity derivatives	$-	$(2,182)	$-	$(2,182)	$488	$(1,694)

Net derivative instruments	$-	$(1,694)	$-	$(1,694)	$-	$(1,694)

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

	December 31,
	2023	2022

Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.06789	$0.04429

Fair value	$164,375	$107,234

Credit Facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

Other Financial Instruments

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Nonrecurring Fair Value Measurements

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired, the date a well begins drilling, or the date the Company revises its ARO assumptions. The Company’s estimated asset retirement obligation is based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs and federal and state regulatory requirements, all unobservable inputs, and therefore, are designated as Level 3 within the valuation hierarchy. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised upward. The credit adjusted risk-free rate used to discount the Company’s plugging and abandonment liabilities range from 7.30% to 19.00%. See "Note 8. Asset Retirement Obligations."

Other Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis for properties acquired in asset acquisitions using inputs that are not observable in the market and are therefore designated as Level 3 inputs within the fair value hierarchy. The Company evaluated the fair value of its January 2022 asset acquisition based on discounted future cash flows using estimated production at estimated prices based on NYMEX strip pricing adjusted for differentials, operating costs, production taxes and development costs, all discounted at 10%. This evaluation resulted in an estimate of fair value of $87.7 million. The Company has also valued asset acquisitions using a multiple of expected cash flows based on comparable transactions. For the asset acquisition of East Texas assets that was completed on July 27, 2022, the Company used a cash flow multiple of approximately 1.75 times estimated cash flows of $7.3 million.

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. At December 31, 2023 and 2022, the Company estimated the fair value of its real estate assets based on a market approach with comparison to recent comparable sales, all Level 3 inputs within the fair value hierarchy.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Prepaid expense	$88	$138
Joint interest billings receivable	265	332
Income tax receivable	135	50
Other	39	38

Total other current assets	$527	$558

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Accounts payable	$1,944	$2,566
Operating expense accruals	1,335	1,378
Interest payable	247	-
Production taxes payable	454	319
Insurance premium financing	62	54
Other	22	12

Total accounts payable and accrued expenses	$4,064	$4,329

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Cash paid for interest	$806	$500

Investing activities:
Change in capital expenditure accruals	(277)	196
Change in accrual for acquisition costs	-	(546)
Common stock issued for acquisition of properties	-	64,694
Assumption of commodity derivative liability in acquisition of properties	-	3,152
Assumption of debt in acquisition of properties	-	3,347
Assumption of suspense accounts in acquisition of properties	169	1,826
Deferred tax liability from acquisition	-	2,819
Addition of operating lease liability and right of use asset	-	953
Asset retirement obligations (acquired, revisions, sold, and plugged wells)	1,831	13,040
Other	6	-
Financing activities:
Accrual for repurchase of common stock	58	-
Financing of insurance premiums with note payable	654	588

16. SUBSEQUENT EVENTS

Expected Write-Down of Oil and Gas Properties

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

We expect to record a write-down of our oil and gas properties in the first quarter of 2024 due to lower commodity prices used in the calculation of the ceiling test as higher first quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower first quarter 2024 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $2 million to $3 million in the first quarter of 2024.

Share Grants and Repurchases

On March 19, 2024, the Board of Directors approved the grant of an aggregate of 420,000 shares of restricted common stock to the non-executive members of the Board of Directors. In addition, the Board of Directors approved a grant of 879,000 shares of common stock to certain officers and employees of the Company, including 340,000 shares to the Company’s Chief Executive Officer and 180,000 shares to the Company’s Chief Financial Officer.  The shares have vesting dates between two and three years. The shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On March 19, 2024, the Board of Directors authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and set to expire on June 30, 2024. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2025, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. As of March 26, 2024, a total of up to approximately $4.2 million remains available under the repurchase program for future repurchases.

17. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Capitalized Costs Incurred

The capitalized costs incurred in crude oil and natural gas acquisitions, exploration and development activities for the years ended December 31, 2023 and 2022 are provided in the table below:

	2023	2022
	(in thousands)
Proved property acquisition	$-	$102,223
Development (1)	5,149	7,808
Exploration	-	-

Total	$5,149	$110,031

(1)	Includes amounts related to estimated asset retirement obligations of $3.1 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.

Net Capitalized Costs

The following table presents the Company’s capitalized costs associated with oil and natural gas producing activities as of December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Oil and Natural Gas Properties:
Unevaluated properties (1):
Unproved leasehold costs	$-	$1,584
Evaluated properties in full cost pool	176,679	203,144
Less accumulated depletion and ceiling test impairment (2) (3)	(106,504)	(96,725)

Net capitalized costs	$70,175	$108,003

(1)

Unevaluated oil and natural gas properties consist of leasehold costs that are excluded from the depletion, depreciation and amortization calculation and the ceiling test until a determination about the existence of proved reserves can be completed. Unevaluated oil and natural gas properties consisted of unproved lease acquisition costs and costs paid to evaluate potential acquisition prospects of $1.6 million at December 31, 2022. On a quarterly basis, management reviews market conditions and other changes in circumstances related to the Company’s unevaluated properties and transfers the costs to evaluated properties within the full cost pool as warranted. During 2023, the unevaluated property balance was transferred to evaluated properties due to the Company evaluating its use of capital relative to its portfolio and strategic initiatives and determining that it no longer plans to fund development of its unevaluated acreage.

(2)

The Company incurred ceiling test write-downs of $26.7 million and $0 for the years ended December 31, 2023 and 2022, respectively. Under the full-cost method of accounting, the net book value of proved oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves. Estimated future net cash flows are calculated using the unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, adjusted for location and quality differentials, held flat for the life of the production (except where prices are defined by contractual arrangements), less estimated operating costs, production taxes and future development costs, all discounted at 10 percent per annum. Future cash outflows associated with settling accrued asset retirement obligations are excluded from the calculation.

(3)	Depletion expense was $9.8 million ($15.66 per BOE) and $8.5 million ($13.75 per BOE) for the years ended December 31, 2023 and 2022, respectively.

Results of Operations from oil and natural gas producing activities

The following table includes revenues and expenses associated with the Company’s oil and gas producing activities. It does not include any allocation of the Company’s interest costs or general corporate overhead and therefore, it is not necessarily indicative of the contribution to net earnings of the Company’s oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including DD&A, and giving effect to permanent differences. Presented below are the results of operations from oil and natural gas producing activities for the years ended December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Oil and natural gas sales	$32,316	$44,552
Lease operating expense	(15,254)	(16,667)
Gathering, treating, and transportation costs	(557)	(573)
Production taxes	(2,107)	(3,010)
Depletion	(9,779)	(8,530)
Income tax benefit	891	1,893

Results of operations from oil and natural gas producing activities	$5,510	$17,665

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

Proved oil and natural gas reserve quantities at  December 31, 2023 and 2022 and the related discounted future net cash flows before income taxes are based on the estimates prepared by On Point Resources. The estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. All of the Company’s estimated proved reserves are located in the United States.

As of December 31, 2023, and 2022, the Company had no proved undeveloped reserves. All proved reserves were proved developed producing and proved developed non-producing.

The Company’s estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below for the years ended December 31, 2023 and 2022:

	2023		2022
	Oil	Gas	Oil	Gas
	(bbls)	(mcfe) (1)	(bbls)	(mcfe) (1)

Total proved reserves:
Reserve quantities, beginning of year	5,140,090	16,348,264	1,021,620	1,938,048
Revisions of previous estimates	(822,786)	(3,421,047)	(153,434)	4,066,007
Discoveries and extensions	-	-	-	-
Purchases of minerals in place	-	-	4,777,193	11,753,283
Sale of minerals in place	(742,798)	(1,448,181)	(108,833)	(64,338)
Production	(391,645)	(1,396,650)	(396,456)	(1,344,736)

Reserve quantities, end of year	3,182,861	10,082,386	5,140,090	16,348,264

(1)	Mcf equivalents (Mcfe) consist of natural gas reserves in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

Notable changes in proved reserves for the years ended  December 31, 2023 and 2022 included the following:

●	Downward oil and gas revisions in 2023 primarily represent revisions due to a decrease in estimated pricing, which resulted in shortening the economic lives of certain properties.

●	Sales of minerals in place in 2023 represent reserves associated with primarily non-operated properties sold during 2023. Please see Note 2-Acquisitions and divestitures.

●	Downward oil revisions in 2022 primarily represent revisions related to assets acquired in our January 2022 acquisition. Certain wells acquired in West Texas were required to be shut-in temporarily.

●	Upward gas revisions in 2022 primarily represent revisions related to assets acquired in our July 2022 acquisition. Revisions represent changes in estimated operating costs and pricing differentials.

●	Purchases of minerals in place in 2022 represent reserves added as a result of the three separate acquisitions completed during the year. Please see Note 2-Acquisitions and divestitures.

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

	2023	2022

Oil per Bbl	$78.22	$93.67
Gas per Mmbtu	$2.64	$6.36

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

The standardized measure of discounted future net cash flows relating to the Company’s proved oil and natural gas reserves is as follows as of December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Future cash inflows	$265,529	$562,545
Future cash outflows:
Production costs	(142,737)	(227,365)
Development costs	(37,730)	(12,716)
Income taxes	(3,940)	(48,833)

Future net cash flows	81,122	273,631
10% annual discount factor	(20,840)	(129,843)

Standardized measure of discounted future net cash flows	$60,282	$143,788

Changes in Standardized Measure (Unaudited)

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
	(in thousands)
Standardized measure, beginning of year	$143,788	$19,167
Sales of oil and natural gas, net of production costs	(14,398)	(24,302)
Net changes in prices and production costs	(66,494)	52,053
Changes in estimated future development costs	(4,834)	(2,860)
Extensions and discoveries	-	-
Purchases of minerals in place	-	116,673
Sale of minerals in place	(16,055)	(1,606)
Revisions in previous quantity estimates	(22,724)	12,662
Previously estimated development costs incurred	215	-
Net changes in income taxes	25,874	(27,021)
Accretion of discount	14,759	10,170
Changes in timing and other	151	(11,148)

Standardized measure, end of year	$60,282	$143,788

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

(b) Exhibits. The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Transfer, filed with the Secretary of State of Wyoming on August 3, 2022, and effective on August 3, 2022	8-K	000-06814	3.4	8/3/2022
3.2	Certificate of Conversion, filed with the Secretary of State of Delaware and effective August 3, 2022	8-K	000-06814	3.1	8/4/2022
3.3	Certificate of Incorporation of U.S. Energy Corp, Delaware, filed with the Secretary of State of Delaware and effective, August 3, 2022	8-K	000-06814	3.2	8/4/2022
3.4	Amended and Restated Bylaws of U.S. Energy Corp, Delaware, effective August 3, 2022	8-K	000-06814	3.3	8/4/2022
3.5	Wyoming Certificate of Transfer, effective August 3, 2022	8-K	000-06814	3.4	8/4/2022
4.1	Description of Securities of the Registrant	10-K	000-06814	4.1	4/13/2023
10.1†	U.S. Energy Corp. Amended and Restated 2012 Equity Performance and Incentive Plan	8-K	000-06814	10.1	6/10/2020
10.2†	Form of Grant to the 2012 Equity and Performance Incentive Plan	10-K	000-06814	10.5.1	3/18/2013
10.3†	Form of 2012 Equity and Performance Plan Option Agreement between U.S. Energy Corp. and its directors	10-K	000-06814	10.8(i)	3/28/2018
10.4†	Form of 2012 Equity and Performance Plan Incentive Option Agreement between U.S. Energy Corp. and its executive officers	10-K	000-06814	10.8(j)	3/28/2018
10.5†	U.S. Energy Corp. 2021 Equity Incentive Plan	8-K	000-06814	10.1	6/29/2021

10.6†	Form of Stock Option Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.2	12/10/2021
10.7†	Form of Restricted Stock Grant Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.3	12/10/2021
10.8	Registration Rights Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.1	1/10/2022
10.9	Nominating and Voting Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.2	1/10/2022
10.10	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	1/10/2022
10.11	Note dated January 5, 2022 in connection with January 5, 2022, Credit Agreement	8-K	000-06814	10.7	1/10/2022
10.12	Unconditional Guaranty dated January 5, 2022, by and between Firstbank Southwest and Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC	8-K	000-06814	10.8	1/10/2022
10.13	Security Agreement dated January 5, 2022, by and between U.S. Energy Corp., Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC and Firstbank Southwest	8-K	000-06814	10.9	1/10/2022
10.14	Intercreditor Agreement dated January 5, 2022, by and between Nextera Energy Marketing, LLC, each Swap Counterparty thereto, U.S. Energy Corp. and Firstbank Southwest	8-K	000-06814	10.1	1/10/2022
10.15	ISDA 2002 Master Agreement between Nextera Energy Marketing, LLC and U.S. Energy Corp., and related Schedule and form of Guaranty.	8-K	000-06814	10.11	1/10/2022
10.16†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(officer and employee awards – January 2022)	8-K/A	000-06814	10.12	1/21/2022
10.17†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(non-executive director awards – January 2022)	8-K/A	000-06814	10.13	1/21/2022
10.18	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.19†	Amended and Restated Nominating and Voting Agreement dated September 1, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC, Synergy Offshore LLC, King Oil & Gas Company, Inc., WDM Family Partnership, LP, and Katla Energy Holdings LLC	8-K	000-06814	10.1	9/16/2022
10.20†	Form of Officer and Director Indemnification Agreement	8-K	000-06814	10.1	9/2/2022
10.21†	U.S. Energy Corp. 2022 Equity Incentive Plan	8-K	000-06814	10.1	6/21/2022

10.22†	Form of Stock Option Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.2	9/2/2022
10.23†	Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.3	9/2/2022
10.24†	May 5, 2022 Employment Agreement between U.S. Energy Corp. and Ryan L. Smith	8-K	000-06814	10.1	5/5/2022
10.25	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.26†	Offer Letter dated June 1, 2023, by and between U.S. Energy Corp. and Mark Zajac	8-K	000-06814	10.2	6/5/2023
10.27†	Separation and Release Agreement, dated July 31, 2023, by and between U.S. Energy Corp. and Donald A. Kessel	8-K	000-06814	10.1	8/1/2023
10.28†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement – Ryan L. Smith (170,000 shares grant – March 19, 2024) (2022 Equity Incentive Plan)	8-K	000-06814	10.1	3/21/2024
14.1†	Code of Ethics and Conduct	8-K	000-06814	14.1	8/5/2019
16.1	Letter from Plante & Moran, PLLC, dated June 15, 2023	8-K	000-06814	16.1	6/16/2023
21.1*	Subsidiaries of the Registrant					X
23.1*	Consent of Independent Registered Public Accounting Firm (Weaver and Tidwell, L.L.P.)					X
23.2*	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)					X
23.3*	Consent of Reserve Engineer (On Point Resources, Inc.)					X
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Reserve Report Summary (On Point Resources, Inc.)					X
99.2	Plan of Conversion of U.S. Energy Corp. (a Wyoming corporation) to U.S. Energy Corp. (a Delaware corporation), dated July 27, 2022 and effective August 3, 2022	8-K	000-06814	99.1	8/4/2022
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

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

U.S. ENERGY CORP.

Date: March 26, 2024	By:	/s/ Ryan L. Smith
Ryan L. Smith, President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 2024	By:	/s/ Ryan L. Smith
Ryan L. Smith, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 26, 2024	By:	/s/ Mark L. Zajac
Mark L. Zajac, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 26, 2024	By:	/s/ John A. Weinzierl
John Weinzierl, Director

Date: March 26, 2024	By:	/s/ Joshua L. Batchelor
Joshua L. Batchelor

Date: March 26, 2024	By:	/s/ James W. Denny III
James W. Denny III, Director

Date: March 26, 2024	By:	/s/ Randall D. Keys
Randall D. Keys, Director

Date: March 26, 2024	By:	/s/ Duane H. King
Duane H. King, Director

Date: March 26, 2024	By:	/s/ D. Stephen Slack
D. Stephen Slack, Director