Form 10-Q
period 2024-03-31
US ENERGY CORP
filed 2024-05-09
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The registrant had 25,287,213 shares of its common stock, par value $0.01 per share, outstanding as of May 6, 2024.

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

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and equivalents	$2,006	$3,351
Oil and natural gas sales receivables	2,088	2,336
Marketable equity securities	179	164
Commodity derivative asset -current	59	1,844
Other current assets	929	527
Real estate assets held for sale, net of selling costs	139	150

Total current assets	5,400	8,372

Oil and natural gas properties under full cost method:
Unevaluated properties	-	-
Evaluated properties	171,339	176,679
Less accumulated depreciation, depletion and amortization	(108,250)	(106,504)

Net oil and natural gas properties	63,089	70,175

Other Assets:
Property and equipment, net	842	899
Right-of-use asset	653	693
Other assets	286	305

Total assets	$70,270	$80,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,695	$4,064
Accrued compensation and benefits	404	702
Revenue and royalties payable	4,937	4,857
Asset retirement obligations - current	1,273	1,273
Current lease obligation	186	182

Total current liabilities	10,495	11,078

Noncurrent liabilities:
Credit facility	5,000	5,000
Asset retirement obligations - noncurrent	17,452	17,217
Long-term lease obligation, net of current portion	564	611
Deferred tax liability	16	16

Total liabilities	33,527	33,922

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 25,343,013 and 25,333,870 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	253	253
Additional paid-in capital	218,161	218,403
Accumulated deficit	(181,671)	(172,134)

Total shareholders’ equity	36,743	46,522

Total liabilities and shareholders’ equity	$70,270	$80,444

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2024 and 2023

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenue:
Oil	$4,727	$7,095
Natural gas and liquids	664	1,177
Total revenue	5,391	8,272

Operating expenses:
Lease operating expenses	3,186	4,409
Gathering, transportation and treating	64	114
Production taxes	343	520
Depreciation, depletion, accretion and amortization	2,195	2,417
Impairment of oil and natural gas properties	5,419	-
General and administrative expenses	2,206	2,772
Total operating expenses	13,413	10,232

Operating income (loss)	(8,022)	(1,960)

Other income (expense):
Commodity derivative gain (loss), net	(1,381)	919
Interest (expense), net	(120)	(268)
Other income (expense), net	4	-
Total other income (expense)	(1,497)	651

Net income (loss) before income taxes	$(9,519)	$(1,309)
Income tax (expense) benefit	(18)	62
Net income (loss)	$(9,537)	$(1,247)

Basic and diluted weighted average shares outstanding	25,388,221	25,178,565
Basic and diluted income (loss) per share	$(0.38)	$(0.05)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE three months ended March 31, 2024 and 2023

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Stock-based compensation	-	-	727	-	727
Shares issued upon vesting of restricted stock awards	273,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(149)	-	(150)
Cash dividends	-	-	-	(596)	(596)
Net loss	-	-	-	(1,247)	(1,247)
Balances, March 31, 2023	25,234,672	$252	$217,265	$(140,429)	$77,088

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522
Stock-based compensation	-	-	200	-	200
Shares issued upon vesting of restricted stock awards	426,104	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(98,761)	(1)	(104)	-	(105)
Share repurchases	(318,200)	(3)	(334)	-	(337)
Net loss	-	-	-	(9,537)	(9,537)
Balances, March 31, 2024	25,343,013	$253	$218,161	$(181,671)	$36,743

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2024 and 2023

(in thousands)

	2024	2023

Cash flows from operating activities:
Net income (loss)	$(9,537)	$(1,247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	2,195	2,417
Impairment of oil and natural gas properties	5,419	-
Deferred income taxes	-	(62)
Total commodity derivatives (gains) losses, net	1,381	(919)
Commodity derivative settlements received (paid)	404	(406)
(Gains) losses on marketable equity securities	(15)	-
Impairment and loss on real estate held for sale	11	-
Amortization of debt issuance costs	12	12
Stock-based compensation	200	727
Right of use asset amortization	40	55
Changes in operating assets and liabilities:	-	-
Oil and natural gas sales receivable	248	1,145
Other assets	(397)	52
Accounts payable and accrued liabilities	(245)	(794)
Accrued compensation and benefits	(298)	(754)
Revenue and royalties payable	80	79
Payments on operating lease liability	(43)	(58)
Payments of asset retirement obligations	(58)	(11)

Net cash provided by (used in) operating activities	(603)	236

Cash flows from investing activities:
Oil and natural gas capital expenditures	(144)	(1,106)
Property and equipment expenditures	-	(261)
Proceeds from sale of oil and natural gas properties, net	(35)	-

Net cash provided by (used in) investing activities	(179)	(1,367)

Cash flows from financing activities:
Payments on insurance premium finance note	(62)	(112)
Shares withheld to settle tax withholding obligations for restricted stock awards	(105)	(151)
Dividends paid	-	(596)
Repurchases of common stock	(396)	-

Net cash provided by (used in) financing activities	(563)	(859)

Net (decrease) increase in cash and equivalents	(1,345)	(1,990)

Cash and equivalents, beginning of period	3,351	4,411

Cash and equivalents, end of period	$2,006	$2,421

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon Resources”), referred to as the “Company” in these notes to unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of onshore oil and natural gas properties in the United States, which the Company considers a single operating segment. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent (Oklahoma, Kansas and North and East Texas) region, and the West Texas, South Texas, and Gulf Coast region.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024. Our financial condition as of March 31, 2024, and operating results for the three months ended March 31, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

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

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One and New Horizon Resources. U.S. Energy Corp. accounts for its share of oil and gas exploration and production activities, in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the balance sheets, statements of operations, and statements of cash flows. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts are reclassified to conform to the current year presentation.

Historically, the Company included gathering, transportation, and treating costs within lease operating expense on the Condensed Consolidated Statements of Operations. Effective July 1, 2023, the Company began classifying gathering, treating, and transportation costs in a separate line item, titled Gathering, transportation, and treating, on the Condensed Consolidated Statements of Operations and recast prior period results for this reclassification. This reclassification had no impact on the Company's net income, earnings per share, cash flows, or financial position. The Company revised historical periods to reflect this change in presentation.

The Company has historically included revenue and royalties payable within accounts payables and accrued liabilities on the Condensed Consolidated Balance Sheets. Effective December 31, 2023, the Company began classifying revenue and royalties payable as a separate line item on the Condensed Consolidated Balance Sheet.  The Condensed Consolidated Statements of Cash Flows has been updated to separate changes in operating assets and liabilities from revenue and royalties payable and accounts payable and accrued liabilities. This reclassification had no impact on the Company's net income (loss), income (loss) per share, cash flows, or financial position. The Company revised historical periods to reflect this change in presentation.

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

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region, West Texas, South Texas, and Gulf Coast region, and Mid-Continent region for the three months ended March 31, 2024 and 2023, are presented in the following table:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Rockies
Oil	$1,721	$2,338
Natural gas and liquids	41	88
Total	$1,762	$2,426

West Texas, South Texas, and Gulf Coast
Oil	$1,599	$2,955
Natural gas and liquids	46	209
Total	$1,645	$3,164

Mid-Continent
Oil	$1,407	$1,802
Natural gas and liquids	577	880
Total	$1,984	$2,682

Combined Total	$5,391	$8,272

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Purchaser A	28%	11%
Purchaser B	23%	18%
Purchaser C	11%	0%
Purchaser D	0%	15%
Purchaser E	0%	13%

4. LEASES

The Company’s operating lease right-of-use asset and lease liability are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets on  March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Right-of-use asset	$653	$693
Lease liability
Current lease obligation	$186	$182
Long-term lease obligation	564	611
	$750	$793

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. Following are the amounts recognized as components of lease cost for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$49	$65
Short-term lease cost	212	269
Total lease costs	$261	$334

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of March 31,
	2024	2023
	(in thousands)
Weighted average lease term (years)	3.7	4.7
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of March 31, 2024 are presented in the following table:

March 31, 2024
(in thousands)
2024	$160
2025	218
2026	224
2027	210
Total lease payments	$812
Less: imputed interest	(62)
Total lease liability	$750

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2024, the Company used $77.48 per barrel for oil and $2.45 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the three months ended March 31, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense recognized on the Credit Agreement and the weighted average interest rates for the three months ended March 31, 2024 and 2023 are presented in the following table:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest expense	$111	$249
Weighted average interest rate	9.1%	8.5%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of March 31, 2024, the borrowing base was $20 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

The amount outstanding on the Credit Agreement as of March 31, 2024 and December 31, 2023, was $5.0 million.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas, the Company may enter into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company does not apply hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations and are included as a non-cash adjustment to net income in the operating activities section in the Condensed Consolidated Statements of Cash Flows.

As of March 31, 2024, the Company had commodity derivative contracts outstanding as summarized in the tables below:

	Fixed Price Swaps
	Quantity	Weighted
	Crude oil	Average
Commodity/ Index/ Maturity Period	(Bbls)(1)	Price

NYMEX WTI
Crude Oil 2024 Contracts:
Second quarter 2024	48,600	$81.76
Third quarter 2024	45,000	$79.80
Fourth quarter 2024	40,720	$78.15
Total 2024	134,320	$80.01

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

The following table details the fair value of commodity derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets by category:

	March 31, 2024	December 31, 2023
	(in thousands)
Derivative assets:
Current assets	$59	$1,844
Total derivative assets	$59	$1,844

As of March 31, 2024, all commodity derivative contracts held by the Company were subject to a master netting arrangement with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions when we have a right of offset or master netting arrangement. See Note 13-Fair Value Measurements for disclosure of the fair value of derivative assets and liabilities on a gross and net basis.

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net commodity derivative (gain) loss line-item presentation in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Commodity derivative settlement gain (loss):
Oil contracts	$404	$(378)
Gas contracts	-	(28)
Total commodity derivative settlement gain (loss)	$404	$(406)

Total net commodity derivative gain (loss):
Oil contracts	$(1,381)	$859
Gas contracts	-	60
Total net commodity derivative gain (loss)	$(1,381)	$919

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

9. SHAREHOLDERS’ EQUITY

At March 31, 2024, the Company had 25,343,013 shares of common stock outstanding and 245,000,000 authorized. In addition, as of March 31, 2024, the Company had 5,000,000 authorized but unissued shares of preferred stock.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three months ended March 31, 2024 and 2023, there was no compensation expense related to stock options. As of March 31, 2023, all stock options had vested. No stock options were granted, exercised, or expired during the three months ended March 31, 2024 and 2023.  The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	23,176	$38.92	23,176	$38.92

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2024 by the remaining contractual term:

Options Outstanding					Options Exercisable
	Exercise		Weighted	Remaining		Weighted
	Price		Average	Contractual		Average
Number of	Range		Exercise	Term	Number of	Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	3.5	16,500	$10.00
5,676	90.00	90.00	90.00	0.8	5,676	90.00
1,000	226.20	226.20	226.20	0.4	1,000	226.20

23,176	$7.20	$226.20	$38.92	2.7	23,176	$38.92

Restricted Stock

The Company grants restricted stock under its incentive plan covering shares of common stock to employees and directors of the Company.  Significantly all of the restricted stock awards are time-based awards and are amortized ratably over a requisite service period. Time-based awards vest ratably following the grant date, provided the grantee is employed on the vesting date.  The Company has one restricted stock award that vests if the Company's share price is equal to or greater than $2.00 for 20 consecutive trading days within the period beginning March 19, 2025 and ending March 18, 2027.  The grant date fair value of this award is amortized over a derived requisite service period from the fair value model.  Forfeitures of restricted stock awards are recognized as they occur.  Restricted stock granted to employees, when vested, may be settled through the net issuance of shares, reduced by the number of shares required to pay withholding taxes. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the three months ended March 31, 2024:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2023	855,236	$2.63
Granted	1,299,000	$0.96
Vested	(411,041)	$2.78
Forfeited	(5,500)	$2.30
Non-vested restricted stock as of March 31, 2024	1,737,695	$1.35

For the three months ended March 31, 2024 and 2023, the Company recognized $0.2 million and $0.7 million, respectively, of stock compensation expense related to restricted stock grants.  Total compensation cost related to non-vested awards not yet recognized in the Company’s Condensed Consolidated Statements of Operations as of March 31, 2024 was $1.6 million. This cost is expected to be recognized over a weighted average period of 1.6 years.

Dividends

On February 23, 2023, the Company paid a quarterly cash dividend of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023.  The total amount of dividends paid for the three months ended March 31, 2023 was $0.6 million. On August 9, 2023, the Board of Directors suspended the Company’s dividend payment program.  As a result, no dividends were paid for the three months ended March 31, 2024.

Share Repurchase Program

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock.  On March 19, 2024, the Board of Directors authorized and approved an extension of the ongoing share repurchase program.  Subject to any future extensions, the repurchase program is scheduled to expire on the earlier of  June 30, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Board of Directors.

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

During the three months ended March 31, 2024, the Company repurchased 318,200 shares for $337 thousand, at a weighted average price of $1.06 per share.  There were no share repurchases during the three months ended March 31, 2023.

10. ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations (“ARO”) associated with the future plugging and abandonment of proved properties. Initially, the fair value of a liability for an ARO is recorded in the period in which the ARO is incurred with a corresponding increase in the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depleted over the life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment to the full cost pool is recognized. The Company had no assets that are restricted for the purpose of settling ARO.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Balance, beginning of year	$18,490	$15,442
Acquired or incurred	-	11
Cost and life revisions	(100)	2,494
Plugged	(58)	(215)
Sold	-	(458)
Accretion	393	1,216
Balance, end of period	$18,725	$18,490

Asset retirement obligations - current	$1,273	$1,273
Asset retirement obligations - noncurrent	17,452	17,217
Balance, end of period	$18,725	$18,490

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 5% for the three months ended March 31, 2024 and 2023, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. The Company has limitations on net operating losses (“NOLs”) generated prior to 2022 and other tax attributes as a result of an Internal Revenue Code ("IRC") Section 382 ownership change from a January 5, 2022 acquisition. As such, the Company is projecting that as of March 31, 2024, it will not have sufficient DTAs available to fully offset the expected future taxable income that will be generated by the realization of the Company’s deferred tax liabilities and thus has recorded a net deferred tax liability.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2024 and 2023, no adjustments were recognized for uncertain tax positions.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income per common share is calculated by dividing adjusted net income by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions; however, they do not participate in losses.  Therefore, dividends attributable to participating securities are not included as a reduction in the calculation of loss attributable to common shareholders.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands except per share data)
Net income (loss) attributable to common shareholders	$(9,537)	$(1,247)

Basic weighted average common shares outstanding	25,388	25,179
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted average common shares outstanding	25,388	25,179

Basic net income (loss) per share	$(0.38)	$(0.05)
Diluted net income (loss) per share	$(0.38)	$(0.05)

For the three months ended March 31, 2024 and 2023, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	23	28
Unvested shares of restricted stock	1,738	1,210
Total	1,761	1,238

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023 are presented below:

As of March 31, 2024
						Net Fair Value
	Quoted Prices					Presented in the
	in Active Markets	Significant Other	Significant			Unaudited
	for Identical	Observable	Unobservable			Condensed
	Assets	Inputs	Inputs	Total Gross	Effect of	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$101	$-	$101	$(42)	$59

Liabilities
Current:
Commodity derivatives	$-	$(42)	$-	$(42)	$42	$-

Net commodity derivative instruments	$-	$59	$-	$59	$-	$59

As of December 31, 2023
Net Fair Value
	Quoted Prices					Presented in the
	in Active Markets	Significant Other	Significant			Unaudited
	for Identical	Observable	Unobservable			Condensed
	Assets	Inputs	Inputs	Total Gross	Effect of	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$1,844	$-	$1,844	$-	$1,844

Net commodity derivative instruments	$-	$1,844	$-	$1,844	$-	$1,844

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

	March 31, 2024	December 31, 2023
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.07382	$0.06789

Fair value of marketable equity securities	$178,732	$164,375

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

Other Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. As of  March 31, 2024, the Company estimated the fair value of its real estate assets based on a market approach, using the value from a binding offer on the real estate assets accepted on February 27, 2024.  The sale closed on April 5, 2024.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$598	$88
Joint interest billings receivable	248	265
Income tax receivable	45	135
Other	38	39

Total other current assets	$929	$527

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Accounts payable	$2,138	$1,944
Operating expense and oil and gas property accruals	832	1,335
Interest Payable	112	247
Production taxes payable	595	454
Insurance premium financing	-	62
Other	18	22

Total accounts payable and accrued expenses	$3,695	$4,064

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for interest	$254	$268
Cash received for income taxes	(70)	-

Investing activities:
Change in capital expenditure accruals	-	18
Asset retirement obligations	(158)	43
Financing activities:
Accrual for repurchase of common stock	(59)
Financing of insurance premiums with note payable	-	654

16. SUBSEQUENT EVENTS

Derivative Activities

On April 2, 2024, the Company entered into crude oil swap agreements, agreeing to pay monthly the average NYMEX WTI price for the month of settlement and receive a fixed price.  The contracts are for a total of 164,125 barrels of oil, extending from January 2025 to December 2025 with a weighted average fixed price of $73.71.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 26, 2024 (the “Annual Report”).

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

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2024 and 2023.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming, and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, South Texas, and Mid-Continent regions.  During the fourth quarter of 2023, we sold virtually all of our non-operated properties and as of December 31, 2023, operated 99% of our reserves.

Our business strategy going forward is to enhance the value of our acquired operated assets through evaluation of selected properties with the goal of increasing production and reserves. We plan to deploy our capital in a conservative and strategic manner and pursue value-enhancing transactions. We also continue to evaluate strategic alternative opportunities that we believe will enhance stockholder value.

Material Developments

Divestment of Properties

In the fourth quarter of 2023, the Company closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $0.4 million. The divestitures included the Company’s non-operated interests in 152 wells across North Dakota, New Mexico, and Texas, and overriding royalty interests in seven wells in Karnes County, Texas. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate. As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool with no gain or loss recognized. Relief of associated asset retirement obligations of $0.5 million were also recorded to the full cost pool.  The net proceeds from these divestitures were used to repay a portion of the outstanding balance on our credit facility, bringing the balance as of December 31, 2023 to $5.0 million.

Derivative Activities

On September 12, 2023, the Company entered into crude oil swap agreements, agreeing to pay the monthly average NYMEX WTI price the month of settlement and receive a fixed price. The contracts were for a total of 187,620 barrels of oil, extending from October 2023 through December 2024 with weighted average prices of $86.64 for the 2023 swaps and $81.16 for the 2024 swaps.  In addition, on April 2, 2024, the Company entered into crude oil swap agreements, agreeing to pay monthly the average NYMEX WTI price for the month of settlement and receive a fixed price.  The contracts are for a total of 164,125 barrels of oil, extending from January 2025 to December 2025 with a weighted average fixed price of $73.71.

Dividends

On February 23, 2023 and May 30, 2023, the Company paid a quarterly cash dividend of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023 and May 19, 2023. Total dividends paid during 2023 were $1.2 million. The Board of Directors suspended the Company’s dividend payment policy on August 9, 2023.

Stock Repurchase Program

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

During the three months ended March 31, 2024, the Company repurchased 318,200 shares for $337 thousand, at a weighted average price of $1.06 per share.  There were no share repurchases during the three months ended March 31, 2023.  As of March 31, 2024, a total of $4.2 million remained available under the repurchase program for future repurchases.

Full Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2024, the Company used $77.48 per barrel for oil and $2.45 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the three months ended March 31, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, additional write-downs could be incurred in the future.

Plan of Operations and Strategy

Continuing through the end of 2024 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to workover and stimulating inactive wells, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil and natural gas producing assets. In addition, from time to time, we evaluate growth opportunities on operated idle wells and plan to perform workovers that we believe are economic in order to return the wells to production.

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

●	Evaluate and Pursue Value-Enhancing Transactions. We plan to continue to evaluate strategic alternative opportunities with the goal of enhancing shareholder value.

Critical Accounting Policies and Estimates

The preparation of our unaudited Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, we recorded a net loss of $9.5 million, which was primarily due to oil and natural gas property impairment expense of $5.4 million from reduced commodity prices used in the full cost pool ceiling test and lower production resulting in reduced revenue for the period.  In the following sections we discuss our revenue, operating expenses, and other income (expense) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$4,727	$7,095	$(2,368)	(33)%
Natural gas and liquids	664	1,177	(513)	(44)%

Total revenue	$5,391	$8,272	$(2,881)	(35)%

Production quantities:
Oil (Bbls)	68,599	91,311	(22,712)	(25)%
Natural gas and liquids (Mcfe)	247,209	384,031	(136,822)	(36)%
BOE	109,800	155,316	(45,516)	(29)%
BOE/Day	1,207	1,726	(519)	(30)%

Average sales prices:
Oil (Bbls)	$68.91	$77.70	$(8.79)	(11)%
Natural gas and liquids (Mcfe)	$2.69	$3.06	$(0.38)	(12)%
BOE	$49.10	$53.26	$(4.16)	(8)%

The decrease in our oil and gas revenue of $2.9 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a decrease of 29% in production quantities, as well as a decrease in realized commodity pricing of 8% on a per BOE basis. For the three months ended March 31, 2024, we produced 109,800 BOE, or an average of 1,207 BOE per day, as compared to 155,316 BOE or an average of 1,726 BOE per day during the comparable period in 2023. The decrease in our production quantities relates to the divestiture of substantially all of our non-operated properties in the fourth quarter of 2023, as well as temporary weather-related events, such as flooding and winter weather, and natural production declines. During the three months ended March 31, 2024, our production was 62% oil and 38% natural gas and liquids compared to 59% oil and 41% natural gas and liquids produced during the three months ended March 31, 2023.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Lease operating expenses	$3,186	$4,409	$(1,223)	(28)%
Gathering, transportation and treating	64	114	$(50)	(44)%
Production taxes	343	520	$(177)	(34)%

Total	$3,593	$5,043	$(1,450)	(29)%

Lease operating expense per BOE	$29.02	$28.39	$0.63	2%
Gathering, transportation and treating per BOE	$0.58	$0.73	$(0.15)	(21)%

For the three months ended March 31, 2024, lease operating expenses were $3.2 million or $29.02 per BOE, a decrease of $1.2 million when compared to the $4.4 million or $28.39 per BOE for the three months ended March 31, 2023. The decrease in lease operating expense was due almost entirely to a reduction in well workover activity in 2024 when compared to 2023. The increase on a per BOE basis is the result of lower production volumes being compared to relatively fixed recurring lease operated expenses.

For the three months ended March 31, 2024, gathering, transportation, and treating costs were $64 thousand, a decrease of $50 thousand, or 44%, compared to the comparable period of 2023. This decrease was attributable to the divestiture of substantially all of our non-operated activities in the fourth quarter of 2023.

For the three months ended March 31, 2024, production taxes were $343 thousand, a decrease of $177 thousand, or 34%, compared to the comparable period of 2023. This decrease was attributable to the decrease in revenue of 35% discussed above as production taxes remained flat at 6% of revenue.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $2.2 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. Depletion expense on our oil and gas properties is the primary driver of DD&A expense.  Our depletion rate was $15.90 per BOE and $13.52 per BOE for the three months ended March 31, 2024 and 2023, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  Impairment of $5.4 million was driven by a reduction in value of oil and gas reserves.  The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Compensation and benefits	$1,172	$1,187	$(15)	(1)%
Stock-based compensation	200	727	(527)	(72)%
Professional fees, insurance and other	834	858	(24)	(3)%

Total general and administrative expenses	$2,206	$2,772	$(566)	(20)%

General and administrative expenses decreased by $566 thousand for the three-month period ended March 31, 2024, as compared to the prior year period. The decrease was primarily attributable to a decrease stock-based compensation expense.  The value of the restricted stock awards being amortized for the three months ended March 31, 2024 was lower than those being amortized during the three months ended March 31, 2023.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$(1,381)	$919	$(2,300)	(250)%
Interest (expense), net	(120)	(268)	148	(55)%
Other income (expense), net	4	-	4	0%

Total other income (expense)	$(1,497)	$651	$(2,148)	(330)%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended March 31, 2024, we recognized losses on commodity derivative contracts of $1.4 million, primarily as the result of a decrease in the fair value of our outstanding commodity derivative contracts from settlements of open positions and higher WTI prices as compared to December 31, 2023. See Note 7 Commodity Derivatives in the notes to the unaudited Condensed Consolidated Financial Statements.

Interest expense primarily represents the interest on our credit facility with FirstBank Southwest. The decrease in interest expense is primarily driven by the decrease in the balance outstanding period over period.  As of March 31, 2024, we had borrowed $5.0 million on the credit facility as compared to $12.0 million borrowed as of March 31, 2023. The average interest rate increased to 9.1% per annum for the three months ended March 31, 2024, as compared to 8.5% per annum for the three months ended March 31, 2023. See Note 6 Debt in the notes to the unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

We have a 2024 capital budget of $2.4 million. Our capital budget is typically comprised of return to production workovers, repairs and maintenance, plugging and abandonment costs, and similar activities to support our asset base. We view some of these investments as discretionary for which we can control both the timing and amount of these expenditures. Other activities, such as some repairs and maintenance and plugging activities, may be required from time to time by regulatory bodies.  We also expect to incur approximately $0.2 million on lease commitments and approximately $0.5 million on interest expense assuming no material changes to interest rates over the next 12 months and the outstanding balance of our credit facility remains at $5.0 million. We anticipate our expenditures will be funded primarily by operating cash flows. In the event that our operating cash flows are not sufficient to fund these expenditures, we have access to our credit facility and equity markets if such a need arises.

Sources of Cash

For the three months ended March 31, 2024, we funded our capital expenditures with cash on hand and cash flows from operating activities. In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may also use borrowings under our credit facility or raise funds through new equity offerings or from other sources of financing and re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rate, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

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

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of March 31, 2024. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is subject to being redetermined semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit agreement.  Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of March 31, 2024, was $5.0 million.

Uses of Cash

We use cash for the acquisition and development of oil and gas properties, workovers and capital expenditures, operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the three months ended March 31, 2024, we spent approximately $0.1 million on capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of oil and gas prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(603)	$236	$(839)
Investing activities	(179)	(1,367)	1,188
Financing activities	(563)	(859)	296

Operating Activities. Cash used in operating activities for the three months ended March 31, 2024 was $0.6 million as compared to cash provided by operating activities of $0.2 million for the comparable period in 2023. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts from revenues as a result of a decrease in production during the first quarter of 2024 and payment of expenses in the first quarter of 2024 that were accrued for in the fourth quarter of 2023.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 was $0.2 million as compared to $1.4 million for the comparable period in 2023. The primary use of cash in our investing activities for the three months ended March 31, 2024 was capital expenditures.  For the three months ended March 31, 2023, the primary use of cash in our investing activities was capital expenditures related to returning idle wells to productions and improvements to our gathering system in East Texas.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2024 was $0.6 million as compared to $0.9 million for the comparable period in 2023. Cash used in financing activities during the three months ended March 31, 2024 was primarily attributable to share repurchases of $0.4 million. Cash used in financing activities during the three months ended March 31, 2023 primarily related to cash dividends paid of $0.6 million.

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

As of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made due to a material weakness in our internal control over financial reporting as of December 31, 2023, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2023.  Specifically, our accounting system was not designed appropriately, and reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party information technology controls (" ITGCs").  The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

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

Changes in Internal Control over Financial Reporting

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2024, we are evaluating our options with respect to a new accounting system and have not concluded as to the system or the time of an implementation.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On March 19, 2024, the Board of Directors authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and set to expire on June 30, 2024. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2025, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. During the three months ended March 31, 2024, the Company repurchased 318,200 shares for $337 thousand, at a weighted average price of $1.06 per share, in open market transactions. The program does not obligate the Company to acquire a minimum amount of shares.

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

We perform a quarterly ceiling test for our only oil and natural gas cost center, which is the United States. During 2023 we recorded ceiling test write-downs of $26.7 million. The ceiling test incorporates assumptions regarding pricing and discount rates over which we have no influence in the determination of present value. In arriving at the ceiling test for the year ended December 31, 2023, we used an average price applicable to our properties of $78.22 per barrel for oil and $2.64 per Mcfe for natural gas, based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period, to compute the future cash flows of each of the producing properties at that date.

In the calculation of the ceiling test as of March 31, 2024, the Company used $77.48 per barrel for oil and $2.45 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.  The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the three months ended March 31, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and decline curve updates.

Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, additional write-downs could be incurred in the future.

Material write-downs or impairments of our oil and gas properties have in the past and may in the future have a material adverse effect on our assets and/or our financial condition, either of which may cause the value of our securities to decline in value.

The Company’s operations have in the past been, and could in the future be, disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, lightning strikes, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment. For example, during the three months ended March 31, 2024, decreases in our production quantities compared to the three months ended March 31, 2023, related to temporary weather-related events such as flooding and winter weather.  Any of the above events could have a future material adverse effect on the Company’s results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2024, and from the period from April 1, 2024, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
January 1- January 31, 2024	242,600	$1.07	242,600	$4,332,523
February 1 - February 29, 2024	75,600	$1.03	75,600	$4,229,203
March 1 - March 31, 2024	—	$—	—	$4,229,203
Total	318,200	$1.06	318,200	$4,229,203

(1) On March 19, 2024, the Board of Directors authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and set to expire on June 30, 2024. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2025, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The program does not obligate the Company to acquire a minimum amount of shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1(c) Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement – Ryan L. Smith (170,000 shares grant – March 19, 2024) (2022 Equity Incentive Plan)	8-K	000-06814	10.1	3/21/2024
10.2†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.3	9/2/2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: May 9, 2024	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)