Form 10-Q
period 2024-06-30
US ENERGY CORP
filed 2024-08-07
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The registrant had 28,052,959 shares of its common stock, par value $0.01 per share, outstanding as of August 7, 2024.

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

Examples of forward-looking statements in this Report include:

●	planned capital expenditures for helium, oil and natural gas exploration and environmental compliance;
●	potential drilling locations and available spacing units, and possible changes in spacing rules;
●	cash expected to be available for capital expenditures and to satisfy other obligations;
●	recovered volumes and values of helium, oil and natural gas approximating third-party estimates;
●	anticipated changes in oil and natural gas and future helium production;
●	drilling and completion activities and opportunities;
●	timing of drilling additional wells and performing other exploration and development projects;
●	expected spacing and the number of wells to be drilled with our industry partners;
●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;
●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;
●	actual decline rates for producing wells;
●	future cash flows, expenses and borrowings;
●	pursuit of potential acquisition opportunities;
●	economic downturns, wars and increased inflation and interest rates, and possible recessions caused thereby;
●	the effects of global pandemics on our operations, properties, the market for helium, oil and gas, and the demand for helium, oil and gas;
●	our expected financial position;
●	our expected future overhead reductions;
●	our ability to become an operator of helium, oil and natural gas properties;
●	our ability to raise additional financing and acquire attractive helium, oil and natural gas properties; and
●	other plans and objectives for future operations, including helium exploration and development.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and equivalents	$2,223	$3,351
Oil and natural gas sales receivables	1,902	2,336
Marketable equity securities	159	164
Commodity derivative asset -current	-	1,844
Other current assets	905	527
Real estate assets held for sale, net of selling costs	-	150

Total current assets	5,189	8,372

Oil, natural gas and helium properties under full cost method:
Proved oil and natural gas properties	171,480	176,679
Less accumulated depreciation, depletion and amortization	(109,950)	(106,504)

Net oil and natural gas properties	61,530	70,175
Unproved helium properties, not subject to amortization	5,046	-

Net oil, natural gas and helium properties	66,576	70,175

Other Assets:
Property and equipment, net	786	899
Right-of-use asset	612	693
Other assets	514	305

Total assets	$73,677	$80,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,814	$4,064
Accrued compensation and benefits	436	702
Revenue and royalties payable	4,822	4,857
Commodity derivative liability - current	97	-
Asset retirement obligations - current	1,000	1,273
Current lease obligation	189	182

Total current liabilities	10,358	11,078

Noncurrent liabilities:
Credit facility	7,000	5,000
Asset retirement obligations - noncurrent	17,983	17,217
Commodity derivative liability - noncurrent	77	-
Long-term lease obligation, net of current portion	515	611
Deferred tax liability	16	16

Total liabilities	35,949	33,922

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 28,052,959 and 25,333,870 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	281	253
Additional paid-in capital	221,092	218,403
Accumulated deficit	(183,645)	(172,134)

Total shareholders’ equity	37,728	46,522

Total liabilities and shareholders’ equity	$73,677	$80,444

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2024 and 2023

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Oil	$5,472	$7,028	$10,199	$14,124
Natural gas and liquids	574	950	1,238	2,127
Total revenue	6,046	7,978	11,437	16,251

Operating expenses:
Lease operating expenses	3,076	3,739	6,262	8,148
Gathering, transportation and treating	63	138	127	252
Production taxes	367	538	710	1,058
Depreciation, depletion, accretion and amortization	2,165	2,896	4,360	5,313
Impairment of oil and natural gas properties	-	-	5,419	-
General and administrative expenses	2,091	3,368	4,297	6,140
Total operating expenses	7,762	10,679	21,175	20,911

Operating income (loss)	(1,716)	(2,701)	(9,738)	(4,660)

Other income (expense):
Commodity derivative gain (loss), net	(112)	288	(1,493)	1,208
Interest (expense), net	(131)	(289)	(251)	(558)
Other income (expense), net	(19)	(22)	(15)	(22)
Total other income (expense)	(262)	(23)	(1,759)	628

Net income (loss) before income taxes	$(1,978)	$(2,724)	$(11,497)	$(4,032)
Income tax (expense) benefit	4	209	(14)	270
Net income (loss)	$(1,974)	$(2,515)	$(11,511)	$(3,762)

Basic and diluted weighted average shares outstanding	25,452,814	25,186,797	25,420,517	25,182,704
Basic and diluted income (loss) per share	$(0.08)	$(0.10)	$(0.45)	$(0.15)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE six months ended June 30, 2024 and 2023

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Stock-based compensation	-	-	727	-	727
Shares issued upon vesting of restricted stock awards	273,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(149)	-	(150)
Cash dividends, $0.0225 per share	-	-	-	(596)	(596)
Net income (loss)	-	-	-	(1,247)	(1,247)
Balances, March 31, 2023	25,234,672	$252	$217,265	$(140,429)	$77,088
Stock-based compensation	-	-	607	-	607
Cash dividends, $0.0225 per share	-	-	-	(596)	(596)
Share repurchases	(163,300)	(1)	(240)	-	(241)
Net income (loss)	-	-	-	(2,515)	(2,515)
Balances, June 30, 2023	25,071,372	$251	$217,632	$(143,540)	$74,343

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522
Stock-based compensation	-	-	200	-	200
Shares issued upon vesting of restricted stock awards	426,104	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(98,761)	(1)	(104)	-	(105)
Share repurchases	(318,200)	(3)	(334)	-	(337)
Net income (loss)	-	-	-	(9,537)	(9,537)
Balances, March 31, 2024	25,343,013	$253	$218,161	$(181,671)	$36,743
Shares issued for acquisition of helium properties	2,600,000	26	2,652	-	2,678
Stock-based compensation	-	-	476	-	476
Shares issued upon vesting of restricted stock awards	280,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(24,754)	-	(27)	-	(27)
Share repurchases	(145,300)	(1)	(167)	-	(168)
Net income (loss)	-	-	-	(1,974)	(1,974)
Balances, June 30, 2024	28,052,959	$281	$221,092	$(183,645)	$37,728

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2024 and 2023

(in thousands)

	2024	2023

Cash flows from operating activities:
Net income (loss)	$(11,511)	$(3,762)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	4,360	5,313
Impairment of oil and natural gas properties	5,419	-
Deferred income taxes	-	(288)
Total commodity derivatives (gains) losses, net	1,493	(1,208)
Commodity derivative settlements received (paid)	525	(494)
(Gains) losses on marketable equity securities	5	16
Impairment and loss on real estate held for sale	11	-
Amortization of debt issuance costs	24	24
Stock-based compensation	675	1,334
Right of use asset amortization	81	95
Changes in operating assets and liabilities:	-	-
Oil and natural gas sales receivable	434	479
Other assets	(372)	240
Accounts payable and accrued liabilities	(372)	(164)
Accrued compensation and benefits	(265)	(500)
Revenue and royalties payable	(34)	478
Payments on operating lease liability	(89)	(102)
Payments of asset retirement obligations	(58)	(52)

Net cash provided by (used in) operating activities	326	1,409

Cash flows from investing activities:
Acquisition of helium properties	(2,213)	-
Oil and natural gas capital expenditures	(667)	(2,402)
Property and equipment expenditures	(202)	(373)
Proceeds from sale of oil and natural gas properties, net	247	-
Proceeds from sale of real estate assets	139	-

Net cash provided by (used in) investing activities	(2,696)	(2,775)

Cash flows from financing activities:
Borrowings on credit facility	2,000	-
Payments on insurance premium finance note	(62)	(286)
Shares withheld to settle tax withholding obligations for restricted stock awards	(132)	(151)
Dividends paid	-	(1,192)
Repurchases of common stock	(564)	(241)

Net cash provided by (used in) financing activities	1,242	(1,870)

Net (decrease) increase in cash and equivalents	(1,128)	(3,236)

Cash and equivalents, beginning of period	3,351	4,411

Cash and equivalents, end of period	$2,223	$1,175

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon Resources”), referred to as the “Company” in these notes to unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of onshore helium, oil and natural gas properties (collectively referred to as "commodities" or "helium, oil and natural gas") in the United States, which the Company considers a single operating segment. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent (Oklahoma, Kansas and North and East Texas) region, and the West Texas, South Texas, and Gulf Coast region.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024. Our financial condition as of June 30, 2024, and operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of helium, oil and gas properties acquired, oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization, and impairment of the carrying value of evaluated helium, oil and natural gas properties; production and commodity price estimates used to record accrued sales receivables; future prices of commodities used in the valuation of commodity derivative contracts; and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future commodity prices, these estimates could change in the near term and such changes could be material.

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

Segments

Based on the Company’s organization structure, the Company has one operating segment, which is the development, exploration and production of oil, natural gas and helium. In addition, the Company has a single company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

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

2. ACQUISITIONS AND DIVESTITURES

Acquisition of helium acreage

On June 26, 2024, the Company entered into and closed the transactions contemplated by, a purchase and sale agreement with Wavetech Helium ("Wavetech" and the "Purchase Agreement"). Pursuant to the Purchase Agreement, effective June 1, 2024, the Company acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144,000 net acres located across the Kevin Dome Structure in Toole County, Montana ("the Assigned Rights"). The Assigned Rights vest upon the drilling of two wells on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, during the three months ended June 30, 2024, the Company incurred $0.4 million transaction costs related to the acquisition of the Assigned Rights. Additionally, the Company agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20 million has been incurred related to Wavetech's 17.5% interest. The Company accounted for the acquisition of the Assigned Rights as an asset acquisition.

Acquisition, exploration and development costs related to our helium acreage is accounted for under the full cost method of accounting in a separate cost center from our domestic oil and gas activities. Details about our application of full cost accounting can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024.  Beginning July 1, 2024, we will capitalize interest related to our unproved helium properties.

On June 25, 2024, the Company entered into a related party non-binding letter of intent with Synergy Offshore LLC relating to the proposed acquisition by the Company of 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the property acquired from Wavetech. Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, is an approximate thirty percent beneficial owner of Synergy.

The Synergy acquisition is subject to among other things, the negotiation of definitive agreements, and the Company coming to agreement with Synergy on definitive agreements and terms, satisfactory due diligence, shareholder approval of the issuance of shares of common stock expected to be issued to Synergy in the transaction, and other customary conditions to closing, and we cannot estimate the expected closing date of such acquisition. The parties may not be able to come to terms on definitive acquisition agreements, and for that or other reasons, the acquisition of the Synergy assets may not close on a timely basis, on the terms set forth in the LOI, or at all.

Divestitures

During the three months ended June 30, 2024, the Company closed on two separate divestment transactions for net proceeds totaling $0.4 million. The divestitures included one operated well in Karnes County, Texas and three operated wells in Lea County, New Mexico. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized in the condensed consolidated statement of operations.  Relief of associated asset retirement obligations of $0.1 million were also recorded to the full cost pool.

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

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region, West Texas, South Texas, and Gulf Coast region, and Mid-Continent region for the three and six months ended June 30, 2024 and 2023, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Rockies
Oil	$2,042	$2,470	$3,763	$4,809
Natural gas and liquids	41	128	82	216
Total	$2,083	$2,598	$3,845	$5,025

West Texas, South Texas, and Gulf Coast
Oil	$1,807	$3,022	$3,406	$5,977
Natural gas and liquids	69	112	115	321
Total	$1,876	$3,134	$3,521	$6,298

Mid-Continent
Oil	$1,623	$1,536	$3,030	$3,338
Natural gas and liquids	464	710	1,041	1,590
Total	$2,087	$2,246	$4,071	$4,928

Combined Total	$6,046	$7,978	$11,437	$16,251

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Six Months Ended
	June 30,
	2024	2023
Purchaser A	28%	23%
Purchaser B	25%	18%
Purchaser C	11%	9%

4. LEASES

The Company’s operating lease right-of-use asset and lease liability are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets on  June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Right-of-use asset	$612	$693
Lease liability
Current lease obligation	$189	$182
Long-term lease obligation	515	611
	$704	$793

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. Following are the amounts recognized as components of lease cost for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$49	$49	$97	$114
Short-term lease cost	138	184	350	453
Sublease income	-	-	-	-
Total lease costs	$187	$233	$447	$567

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of June 30,
	2024	2023
	(in thousands)
Weighted average lease term (years)	3.4	4.4
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of June 30, 2024 are presented in the following table:

June 30, 2024
(in thousands)
2024	$107
2025	218
2026	224
2027	210
Total lease payments	$759
Less: imputed interest	(55)
Total lease liability	$704

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2024, the Company used $79.00 per barrel for oil and $2.33 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

During the three months ended June 30, 2024, the Company did not record a ceiling test write-down of its oil and gas properties. However, during the six months ended June 30, 2024, the Company recorded a ceiling test write-down of $5.4 million due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

6. DEBT

On January 5, 2022, the Company entered into a four-year credit agreement (“Credit Agreement”) with FirstBank Southwest (“FirstBank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million.

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense recognized on the Credit Agreement and the weighted average interest rates for the three and six months ended June 30, 2024 and 2023 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense	$114	$267	$225	$519
Weighted average interest rate	9.0%	8.9%	9.1%	8.7%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of June 30, 2024, the borrowing base was $20 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

The amount outstanding on the Credit Agreement as of June 30, 2024 and December 31, 2023, was $7.0 million and $5.0 million respectively.

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

As of June 30, 2024, the Company had commodity derivative contracts outstanding as summarized in the tables below:

	Fixed Price Swaps
	Quantity	Weighted
	Crude oil	Average
Commodity/ Index/ Maturity Period	(Bbls)(1)	Price

NYMEX WTI
Crude Oil 2024 Contracts:
Third quarter 2024	45,000	$79.80
Fourth quarter 2024	40,720	$78.15
Total 2024	85,720	$79.02

Crude Oil 2025 Contracts:
First quarter 2025	45,000	$75.73
Second quarter 2025	43,225	$74.19
Third quarter 2025	39,100	$72.82
Fourth quarter 2025	36,800	$71.64
Total 2025	164,125	$73.71

Total all contracts	249,845	$75.53

(1)	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

The following table details the fair value of commodity derivative contracts recorded in the accompanying Condensed Consolidated Balance Sheets by category:

	June 30, 2024	December 31, 2023
	(in thousands)
Derivative assets:
Current assets	$-	$1,844
Non-current assets	-	-
Total derivative assets	$-	$1,844

Derivative liabilities:
Current liabilities	$97	$-
Non-current liabilities	77	-
Total derivative liabilities	$174	$-

As of June 30, 2024, all commodity derivative contracts held by the Company were subject to a master netting arrangement with its counterparty. The terms of the Company’s derivative agreements provide for offsetting of amounts payable or receivable between it and the counterparty for contracts that settle on the same date. The Company’s agreements also provide that in the event of an early termination, the counterparty has the right to offset amounts owed or owing under that and any other agreement. The Company’s accounting policy is to offset positions when we have a right of offset or master netting arrangement. See Note 13-Fair Value Measurements for disclosure of the fair value of derivative assets and liabilities on a gross and net basis.

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net commodity derivative (gain) loss line-item presentation in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Commodity derivative settlement gain (loss):
Oil contracts	$121	$(89)	$525	$(466)
Gas contracts	-	-	-	(28)
Total commodity derivative settlement gain (loss)	$121	$(89)	$525	$(494)

Total net commodity derivative gain (loss):
Oil contracts	$(112)	$288	$(1,493)	$1,148
Gas contracts	-	-	-	60
Total net commodity derivative gain (loss)	$(112)	$288	$(1,493)	$1,208

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

On January 5, 2022, The Company acquired certain oil and gas producing properties from Synergy Offshore LLC and contemporaneously entered into a farmout agreement concerning certain leases located in Glacier and Toole Counties, Montana.   The farmout agreement gives Synergy Offshore LLC  the right, subject to certain conditions, to purchase from the Company, any unit or field on the farmout properties once they have commenced enhanced recovery operations on the properties.  The price of said purchase is to be based on the greater of present value of said unit or field discounted at 10 percent, based on its current production rate at either the prevailing commodity price at the time of purchase or flat pricing of $65.00 per barrel of oil and $3.25 per thousand cubic feet of natural gas (“Repurchase Price”).  If a proposed purchase price for the sale to Synergy of the applicable farmout properties is less than the Repurchase Price, the sale will be subject to the affirmative approval by the disinterested members of the Board of Directors of the Company. The farmout agreement has a term of 10 years, expiring January 5, 2032.

9. SHAREHOLDERS’ EQUITY

At June 30, 2024, the Company had 28,052,959 shares of common stock outstanding and 245,000,000 authorized. In addition, as of June 30, 2024, the Company had 5,000,000 authorized but unissued shares of preferred stock.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three and six months ended June 30, 2024 and 2023, there was no compensation expense related to stock options. As of June 30, 2023, all stock options had vested. No stock options were granted, exercised, or expired during the three and six months ended June 30, 2024 and 2023.  The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	23,176	$38.92	23,176	$38.92

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2024 by the remaining contractual term:

Options Outstanding and Exercisable
	Exercise		Weighted	Remaining
	Price		Average	Contractual
Number of	Range		Exercise	Term
Shares	Low	High	Price	(years)

16,500	$7.20	$11.60	$10.00	3.3
5,676	90.00	90.00	90.00	0.5
1,000	226.20	226.20	226.20	0.2

23,176	$7.20	$226.20	$38.92	2.5

Restricted Stock

The Company grants restricted stock under its incentive plans covering shares of common stock to employees and directors of the Company.  Significantly all of the restricted stock awards are time-based awards and are amortized ratably over a requisite service period. Time-based awards vest ratably following the grant date, provided the grantee is employed on the vesting dates.  The Company has one restricted stock award that vests if the Company's share price is equal to or greater than $2.00 for 20 consecutive trading days within the period beginning March 19, 2025 and ending March 18, 2027.  The grant date fair value of this award is amortized over a derived requisite service period from the fair value model.  Forfeitures of restricted stock awards are recognized as they occur.  Restricted stock granted to employees, when vested, may be settled through the net issuance of shares, reduced by the number of shares required to pay withholding taxes. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the six months ended June 30, 2024:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2023	855,236	$2.63
Granted	1,299,000	$0.96
Vested	(671,041)	$2.13
Modifications (accelerated vesting)	(20,000)	$1.64
Forfeited	(95,500)	$1.22
Non-vested restricted stock as of June 30, 2024	1,367,695	$1.41

For the six months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $1.3 million, respectively, of stock compensation expense related to restricted stock grants.  Total compensation cost related to non-vested awards not yet recognized in the Company’s Condensed Consolidated Statements of Operations as of June 30, 2024 was $1.0 million. This cost is expected to be recognized over a weighted average period of 1.7 years.

Dividends

On August 9, 2023, the Board of Directors suspended the Company’s dividend payment program.  As a result, no dividends were paid for the six months ended June 30, 2024.  During the three-month periods ended March 31, 2023, and  June 30, 2023, the Company declared and paid dividends of $0.0225 per share of common stock. Dividends paid for the three and six months ended June 30, 2023, were $0.6 million and $1.2 million, respectively.

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

The following table presents the activity in the share repurchase program for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)

Shares repurchased	145,300	$163,300	463,500	163,300
Weighted average price per share	$1.158	$1.475	$1.091	$1.475
Value of shares repurchased	$168,250	$240,793	$505,733	$240,793

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Balance, beginning of year	$18,490	$15,442
Acquired or incurred	-	11
Cost and life revisions	(100)	2,494
Plugged	(58)	(215)
Sold	(144)	(458)
Accretion	795	1,216
Balance, end of period	$18,983	$18,490

Asset retirement obligations - current	$1,000	$1,273
Asset retirement obligations - noncurrent	17,983	17,217
Balance, end of period	$18,983	$18,490

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 7% for the six months ended June 30, 2024 and 2023, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. The Company has limitations on net operating losses (“NOLs”) generated prior to 2022 and other tax attributes as a result of an Internal Revenue Code ("IRC") Section 382 ownership change from a January 5, 2022 acquisition. As such, the Company is projecting that as of June 30, 2024, it will not have sufficient DTAs available to fully offset the expected future taxable income that will be generated by the realization of the Company’s deferred tax liabilities and thus has recorded a net deferred tax liability.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the six months ended June 30, 2024 and 2023, the Company had no uncertain tax positions.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands except per share data)
Net income (loss) attributable to common shareholders	$(1,974)	$(2,515)	$(11,511)	$(3,762)

Basic weighted average common shares outstanding	25,453	25,187	25,421	25,183
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	25,453	25,187	25,421	25,183

Basic net income (loss) per share	$(0.08)	$(0.10)	$(0.45)	$(0.15)
Diluted net income (loss) per share	$(0.08)	$(0.10)	$(0.45)	$(0.15)

For the three and six months ended June 30, 2024 and 2023, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	23	28	23	28
Unvested shares of restricted stock	1,368	1,250	1,368	1,250
Total	1,391	1,278	1,391	1,278

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023 are presented below:

As of June 30, 2024
						Net Fair Value
	Quoted Prices					Presented in the
	in Active Markets	Significant Other	Significant			Unaudited
	for Identical	Observable	Unobservable			Condensed
	Assets	Inputs	Inputs	Total Gross	Effect of	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$12	$-	$12	$(12)	$-

Liabilities
Current:
Commodity derivatives	$-	$(109)	$-	$(109)	$12	$(97)
Non-Current:
Commodity derivatives	$-	$(77)	$-	$(77)	$-	$(77)

Net commodity derivative instruments	$-	$(174)	$-	$(174)	$-	$(174)

As of December 31, 2023
Net Fair Value
	Quoted Prices					Presented in the
	in Active Markets	Significant Other	Significant			Unaudited
	for Identical	Observable	Unobservable			Condensed
	Assets	Inputs	Inputs	Total Gross	Effect of	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Fair Value	Netting	Balance Sheet
(in thousands)
Assets
Current:
Commodity derivatives	$-	$1,844	$-	$1,844	$-	$1,844

Net commodity derivative instruments	$-	$1,844	$-	$1,844	$-	$1,844

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

	June 30, 2024	December 31, 2023
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.06579	$0.06789

Fair value of marketable equity securities	$159,281	$164,375

Credit Facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

Other Financial Instruments

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Nonrecurring Fair Value Measurements

Unproved Properties

Unproved property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. The estimate of what could not be recoverable is based on the Company's intent to develop the properties or renew leases. To measure the fair value the Company uses a market approach which takes into account the following significant assumptions: remaining lease terms, future development plans, potential resource recovery, estimated reserve value and estimated acreage values based on prices received for similar recent acreage transactions by the Company or other market participants. If there is an indication that the value of unproved property has been impaired the value being impaired is transferred to the full cost pool subject to depletion and the ceiling test limitation.

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$467	$88
Joint interest billings receivable	303	265
Income tax receivable	49	135
Other	86	39

Total other current assets	$905	$527

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts payable	$1,833	$1,944
Operating expense and oil and gas property accruals	1,390	1,335
Interest Payable	115	247
Production taxes payable	458	454
Insurance premium financing	-	62
Other	18	22

Total accounts payable and accrued expenses	$3,814	$4,064

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for interest	$(382)	$(558)
Cash received for income taxes	(70)	-

Investing activities:
Change in capital expenditure accruals	(88)	50
Change in accrual for acquisition costs	(155)	-
Common stock issued for acquisition of properties	(2,678)	-
Asset retirement obligations	(302)	(32)
Financing activities:
Accrual for repurchase of common stock	(59)
Financing of insurance premiums with note payable	-	654

16. SUBSEQUENT EVENTS

Divestiture

On July 9, 2024, the Company entered into a purchase and sale agreement to sell its remaining oil and gas producing properties in Karnes County, Texas including all oil and gas leases, wells and associated facilities (the "PSA"). The PSA includes a gross sales price of $6.0 million and is subject to certain adjustments to the sales price to reflect the transaction at the April 1, 2024 effective date. The PSA closed on July 31, 2024, with the Company receiving net proceeds of $5.2 million.

Debt repayment

The Company repaid $5.0 million of the amount owed under its credit facility with the proceeds from the sale of its properties in Karnes County Texas, which reduced the balance drawn on the credit facility to $2.0 million.

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

For the six months ended June 30, 2024, we recorded a ceiling test write-down of our oil and gas properties of $5.4 million. We expect to record a further write-down of our oil and gas properties in the third quarter of 2024 due to the sale of the Karnes County, Texas properties, which closed on July 31, 2024 and lower commodity prices used in the calculation of the ceiling test as higher third quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower third quarter 2024 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $1 million to $3 million in the third quarter of 2024.

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

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2024 and 2023.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

With our recent acquisition of unproved properties from Wavetech Helium, we have significantly increased our acreage position in Montana with the focus to explore and produce helium in non-hydrocarbon-based reservoirs. During the third and fourth quarter of 2024, we plan to drill two exploratory wells at an estimated total cost of $2.8 million with the first well estimated to be begin drilling in September.  The results of these two wells are expected to allow us to assess our next steps in the development of helium acreage and are further expected to allow us to vest the Assigned Rights.

Material Developments

Acquisition of helium properties

On June 26, 2024, the Company entered into and closed the transactions contemplated by a purchase and sale agreement with Wavetech Helium ("Wavetech" and the "Purchase Agreement"). Pursuant to the Purchase Agreement, effective June 1, 2024, the Company acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144,000 net acres located across the Kevin Dome Structure in Toole County, Montana ("the Assigned Rights"). The Assigned Rights vest upon the drilling of two wells on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, during the three months ended June 30, 2024, the Company incurred $0.4 million in transaction costs related to the acquisition of the Assigned Rights. Additionally, the Company agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20 million has been incurred related to Wavetech's 17.5% interest.

On June 25, 2024, the Company entered into a related party non-binding letter of intent with Synergy Offshore LLC relating to the proposed acquisition by the Company of 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the property acquired from Wavetech. Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, is an approximate thirty percent beneficial owner of Synergy.

The Synergy acquisition is subject to among other things, the negotiation of definitive agreements, and the Company coming to agreement with Synergy on definitive agreements and terms, satisfactory due diligence, shareholder approval of the issuance of shares of common stock expected to be issued to Synergy in the transaction, and other customary conditions to closing, and we cannot estimate the expected closing date of such acquisition. The parties may not be able to come to terms on definitive acquisition agreements, and for that or other reasons, the acquisition of the Synergy assets may not close on a timely basis, on the terms set forth in the LOI, or at all.

Divestment of Properties

In the fourth quarter of 2023, the Company closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $0.4 million. The divestitures included the Company’s non-operated interests in 152 wells across North Dakota, New Mexico, and Texas, and overriding royalty interests in seven wells in Karnes County, Texas. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate. As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool with no gain or loss recognized. Relief of associated asset retirement obligations of $0.5 million were also recorded to the full cost pool.  The net proceeds from these divestitures were used to repay a portion of the outstanding balance on our credit facility.

During the three months ended June 30, 2024, the Company closed on two separate divestment transactions for net proceeds totaling $0.4 million. The divestitures included one operated well in Karnes County, Texas and three operated wells in Lea County, New Mexico. Additionally, on July 9, 2024, the Company entered into a purchase and sale agreement to sell its remaining oil and gas producing properties in Karnes County, Texas including all oil and gas leases, wells and associated facilities (the "PSA"). The PSA includes a sales price of $6.0 million and is subject to certain adjustments to the sales price to reflect the transaction at the April 1, 2024 effective date. The Company received a $0.6 million deposit, which was netted from the sales price at closing. The PSA closed on July 31, 2024 with the Company receiving net proceeds of $5.2 million, including the escrowed funds. The Company used $5.0 million of the net proceeds to reduce the amount drawn on the Company's credit facility which on August 7, 2024, has a balance of $2.0 million.

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

During the six months ended June 30, 2024, the Company repurchased 463,500 shares for $505 thousand, at a weighted average price of $1.09 per share. During the six months ended June 30, 2023.  the Company repurchased 163,300 shares for $240 thousand at a weighted average price of $1.47 per share. As of June 30, 2024, a total of $4.1 million remained available under the repurchase program for future repurchases.

Full Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2024, the Company used $79.00 per barrel for oil and $2.33 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the six months ended June 30, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

We expect to record a further write-down of our oil and gas properties in the third quarter of 2024 due to the sale of the Karnes County, Texas properties, which closed on July 31, 2024 and lower commodity prices used in the calculation of the ceiling test as higher third quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower third quarter 2024 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $1 million to $3 million in the third quarter of 2024.

Plan of Operations and Strategy

Continuing through the end of 2024 and beyond, we intend to develop the recently acquired helium acreage by drilling two exploratory wells in the third and fourth quarters of 2024. The results of these two wells are expected to allow us to assess our next steps in the development of our helium acreage. We also plan to actively manage our portfolio of oil and gas assets to maximize their value.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, we recorded a net loss of $2.0 million, which was primarily due to lower production resulting in reduced revenue for the period.  In the following sections we discuss our revenue, operating expenses, and other income (expense) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$5,472	$7,028	$(1,556)	(22)%
Natural gas and liquids	574	950	(376)	(40)%

Total revenue	$6,046	$7,978	$(1,932)	(24)%

Production quantities:
Oil (Bbls)	71,634	114,900	(43,267)	(38)%
Natural gas and liquids (Mcfe)	236,738	380,419	(143,682)	(38)%
BOE	111,090	178,303	(67,214)	(38)%
BOE/Day	1,221	1,959	(739)	(38)%

Average sales prices:
Oil (Bbls)	$76.39	$61.17	$15.22	25%
Natural gas and liquids (Mcfe)	$2.42	$2.50	$(0.07)	(3)%
BOE	$54.42	$44.74	$9.68	22%

The decrease in our oil and gas revenue of $1.9 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a decrease of 38% in production quantities, which were partially offset by an increase in realized commodity pricing of 22% on a per barrel of oil equivalent (BOE) basis. For the three months ended June 30, 2024, we produced 111,090 BOE, or an average of 1,221 BOE per day, as compared to 178,303 BOE or an average of 1,959 BOE per day during the comparable period in 2023. The decrease in our production quantities relates to the divestiture of substantially all of our non-operated properties in the fourth quarter of 2023, as well as temporary weather-related events, such as flooding and winter weather, and natural production declines. During the three months ended June 30, 2024, our production was 64% oil and 36% natural gas and liquids compared to 64% oil and 36% natural gas and liquids produced during the three months ended June 30, 2023.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Lease operating expenses	$3,076	$3,739	$(663)	(18)%
Gathering, transportation and treating	63	138	$(75)	(54)%
Production taxes	367	538	$(171)	(32)%

Total	$3,506	$4,415	$(909)	(21)%

Lease operating expense per BOE	$27.69	$20.97	$6.72	32%
Gathering, transportation and treating per BOE	$0.57	$0.77	$(0.21)	(27)%

For the three months ended June 30, 2024, lease operating expenses were $3.1 million or $27.69 per BOE, a decrease of $0.7 million when compared to the $3.7 million or $20.97 per BOE for the three months ended June 30, 2023. The decrease in lease operating expense was due to the divestment of substantially all of our non-operated properties and a reduction in well workover activity in 2024 when compared to 2023. The increase on a per BOE basis is the result of lower production volumes being compared to relatively fixed recurring lease operated expenses.

For the three months ended June 30, 2024, gathering, transportation, and treating costs were $63 thousand, a decrease of $75 thousand, or 54%, compared to the comparable period of 2023. This decrease was attributable to the divestiture of substantially all of our non-operated activities in the fourth quarter of 2023.

For the three months ended June 30, 2024, production taxes were $367 thousand, a decrease of $171 thousand, or 32%, compared to the comparable period of 2023. This decrease was attributable to the decrease in revenue of 24% discussed above, as production taxes remained flat at 6% of revenue.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $2.2 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. Depletion expense on our oil and gas properties is the primary driver of DD&A expense.  Our depletion rate was $15.30 per BOE and $14.39 per BOE for the three months ended June 30, 2024 and 2023, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Compensation and benefits	$901	$1,330	$(429)	(32)%
Stock-based compensation	476	607	(131)	(22)%
Professional fees, insurance and other	714	1,431	(717)	(50)%

Total general and administrative expenses	$2,091	$3,368	$(1,277)	(38)%

General and administrative expenses decreased by $1.3 million for the three months ended June 30, 2024, as compared to the prior year period. The decrease was primarily attributable to a decrease in both professional fees, insurance, and other due to lower accounting, consulting, and recruitment fees. Compensation and benefits were lower due to a reduction in headcount.  The value of the restricted stock awards being amortized for the three months ended June 30, 2024 was lower than those being amortized during the three months ended June 30, 2023due to a decrease in our stock price

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$(112)	$288	$(400)	(139)%
Interest (expense), net	(131)	(289)	158	(55)%
Other income (expense), net	(19)	(22)	3	(14)%

Total other income (expense)	$(262)	$(23)	$(239)	1039%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended June 30, 2024, we recognized losses on commodity derivative contracts of $0.1 million, primarily as the result of a decrease in the fair value of our outstanding commodity derivative contracts from settlements of open positions and higher West Texas Intermediate (WTI) prices as compared to December 31, 2023. During the three months ended June 30, 2024, we entered into crude oil swap agreements for a total of 164,125 barrels for January through December 2025 production at a weighted average fixed price of $73.71. See Note 7 Commodity Derivatives in the notes to the unaudited Condensed Consolidated Financial Statements.

Interest expense primarily represents the interest on our credit facility with FirstBank Southwest. The decrease in interest expense is primarily driven by the decrease in the balance outstanding period over period.  As of June 30, 2024, we had borrowed $7.0 million on the credit facility as compared to $12.0 million borrowed as of June 30, 2023. The average interest rate increased to 9.0% per annum for the three months ended June 30, 2024, as compared to 8.9% per annum for the three months ended June 30, 2023. See Note 6 Debt in the notes to the unaudited Condensed Consolidated Financial Statements.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, we recorded a net loss of $11.5 million which was primarily due to oil and natural gas property impairment expense of $5.4 million from reduced commodity prices used in the full cost pool ceiling test and lower production resulting in reduced revenue for the period.  In the following sections we discuss our revenue, operating expenses, and other income (expense) for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$10,199	$14,124	$(3,925)	(28)%
Natural gas and liquids	1,238	2,127	(889)	(42)%

Total revenue	$11,437	$16,251	$(4,814)	(30)%

Production quantities:
Oil (Bbls)	140,232	206,211	(65,979)	(32)%
Natural gas and liquids (Mcfe)	483,947	764,451	(280,504)	(37)%
BOE	220,890	333,620	(112,730)	(34)%
BOE/Day	1,214	1,843	(630)	(34)%

Average sales prices:
Oil (Bbls)	$72.73	$68.49	$4.24	6%
Natural gas and liquids (Mcfe)	$2.56	$2.78	$(0.22)	(8)%
BOE	$51.78	$48.71	$3.07	6%

The decrease in our oil and gas revenue of $4.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to a decrease of 34% in production quantities, offset by an increase in realized commodity pricing of 6% on a per BOE basis. For the six months ended June 30, 2024, we produced 220,890 BOE, or an average of 1,214 BOE per day, as compared to 333,620 BOE or an average of 1,843 BOE per day during the comparable period in 2023. The decrease in our production quantities relates to the divestiture of substantially all of our non-operated properties in the fourth quarter of 2023, as well as temporary weather-related events, such as flooding and winter weather, and natural production declines. During the six months ended June 30, 2024, our production was 63% oil and 37% natural gas and liquids compared to 62% oil and 38% natural gas and liquids produced during the six months ended June 30, 2023.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Lease operating expenses	$6,262	$8,148	$(1,886)	(23)%
Gathering, transportation and treating	$127	$252	$(125)	(50)%
Production taxes	$710	$1,058	$(348)	(33)%

Total	$7,099	$9,458	$(2,359)	(25)%
Lease operating expense per BOE	$28.35	$24.42	$3.93	16%
Gathering, transportation and treating per BOE	$0.57	$0.76	$(0.18)	(24)%

For the six months ended June 30, 2024, lease operating expenses were $6.2 million or $28.35 per BOE, a decrease of $1.8 million when compared to the $8.1 million or $24.42 per BOE for the six months ended June 30, 2023. The decrease in lease operating expense was due almost entirely to a reduction in well workover activity in 2024 , when compared to 2023. The increase on a per BOE basis is the result of lower production volumes being compared to relatively fixed recurring lease operated expenses.

For the six months ended June 30, 2024, gathering, transportation, and treating costs were $127 thousand, a decrease of $125 thousand, or 50%, compared to the comparable period of 2023. This decrease was attributable to the divestiture of substantially all of our non-operated activities in the fourth quarter of 2023.

For the six months ended June 30, 2024, production taxes were $710,000, a decrease of $348 thousand, or 33%, compared to the comparable period of 2023. This decrease was attributable to the decrease in revenue of 24% discussed above, as production taxes remained flat at 6% of revenue.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $4.4 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively. Depletion expense on our oil and gas properties is the primary driver of DD&A expense.  Our depletion rate was $15.60 per BOE and $13.99 per BOE for the six months ended June 30, 2024 and 2023, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  Impairment of $5.4 million for the six months ended June 30, 2024 was driven by a reduction in value of oil and gas reserves.  The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Compensation and benefits	$2,072	$2,517	$(445)	(18)%
Stock-based compensation	676	1,334	(658)	(49)%
Professional fees, insurance and other	1,549	2,289	(740)	(32)%

Total general and administrative expenses	$4,297	$6,140	$(1,843)	(30)%

General and administrative expenses decreased by $1.8 million for the six months ended June 30, 2024, as compared to the prior year period. The decrease was primarily attributable to a decrease in both professional fees, insurance, and other due to lower accounting, consulting, and recruitment fees and compensation and benefits due to lower headcount.  The value of the restricted stock awards being amortized for the six months ended June 30, 2024 was lower than those being amortized during the six months ended June 30, 2023.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$(1,493)	$1,208	$(2,701)	(224)%
Interest (expense), net	(251)	(558)	307	(55)%
Other income (expense), net	(15)	(22)	7	(32)%

Total other income (expense)	$(1,759)	$628	$(2,387)	(380)%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the six months ended June 30, 2024, we recognized losses on commodity derivative contracts of $1.5 million, primarily as the result of a decrease in the fair value of our outstanding commodity derivative contracts from settlements of open positions and higher WTI prices as compared to December 31, 2023. See Note 7 Commodity Derivatives in the notes to the unaudited Condensed Consolidated Financial Statements.

Interest expense primarily represents the interest on our credit facility with FirstBank Southwest. The decrease in interest expense is primarily driven by the decrease in the balance outstanding period over period.  As of June 30, 2024, we had borrowed $7.0 million on the credit facility as compared to $12.0 million borrowed as of June 30, 2023. The average interest rate increased to 9.0% per annum for the six months ended June 30, 2024, as compared to 8.9% per annum for the six months ended June 30, 2023. See Note 6 Debt in the notes to the unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

For the remainder of 2024 our capital budget of will be allocated substantially to the development of our recently acquired helium acreage. We plan to spend approximately $2.8 million to drill two exploratory wells. In addition, we plan to incur costs for plugging and abandonment ranging from $0.6 million to $1.0 million, depending on timing, regulatory requirements and weather. We view some of these investments as discretionary for which we can control both the timing and amount of the expenditures. Other activities, such as some repairs and maintenance and plugging activities, may be required from time to time by regulatory bodies.  For the next twelve months, we also expect to incur approximately $0.2 million on lease commitments and approximately $0.6 million on interest expense assuming no material changes to interest rates over the next twelve months. We will actively manage the outstanding balance of our credit facility. We anticipate our expenditures will be funded primarily by operating cash flows, borrowings under our credit facility and proceeds from divestitures of oil and gas properties. In the event that readily available sources of cash flow are insufficient to fund our capital needs, we may utilize equity and credit markets as a funding mechanism.

Sources of Cash

For the six months ended June 30, 2024, we funded our capital expenditures with cash on hand, cash flows from operating activities, proceeds from the divestiture of oil and gas producing properties and borrowings under our credit facility. In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may also raise funds through new equity offerings or from other sources of financing and re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rate, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

We have no control over commodity prices, although we may be able to influence the amount of our realized revenues from oil and gas through the use of commodity derivative contracts as part of our commodity price risk management program. Commodity derivative contracts may limit the prices we receive from our oil and gas sales if oil and gas prices rise substantially over the price established by the commodity derivative contract. See Note 7- Commodity Derivatives in Part I, Item 1 of this report for additional information about our oil and gas commodity derivative contracts currently in place and the timing of the settlement of those contracts.

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of June 30, 2024. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is subject to being redetermined semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit agreement.  Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of June 30, 2024, was $7.0 million. With the proceeds from the sale of our Karnes County, Texas properties, we repaid $5.0 million on the Credit Agreement, reducing the amount outstanding to $2.0 million.

Uses of Cash

We use cash for the acquisition and development of helium and oil and gas properties, workovers and capital expenditures, operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the six months ended June 30, 2024, we spent approximately $3.1 million on the acquisition of helium properties and capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of helium, oil and gas prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$326	$1,409	$(1,083)
Investing activities	(2,696)	(2,775)	79
Financing activities	1,242	(1,870)	3,112

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2024 was $0.3 million as compared to cash provided by operating activities of $1.4 million for the comparable period in 2023. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts from revenues as a result of a decrease in production during the six months ended June 30, 2024associated with the sale, during the fourth quarter of 2023, of virtually all of our non-operated properties.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2024 was $2.7 million as compared to $2.8 million for the comparable period in 2023. The primary use of cash in our investing activities for the six months ended June 30, 2024 was the acquisition of helium properties and capital expenditures.  For the six months ended June 30, 2023, the primary use of cash in our investing activities was capital expenditures related to returning idle wells to production and improvements to our gathering system in East Texas.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2024 was $1.2 million as compared cash used in financing activities of $1.9 million for the comparable period in 2023. Cash provided by financing activities during the six months ended June 30, 2024 was primarily attributable to borrowings of $2 million under our credit facility to fund the acquisition of our recently acquired helium properties, which were partially offset by share repurchases of $0.6 million. Cash used in financing activities during the six months ended June 30, 2023 primarily related to cash dividends paid of $1.2 million.

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

As of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made due to a material weakness in our internal control over financial reporting as of December 31, 2023, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 26, 2024, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2023.  Specifically, our accounting system was not designed appropriately, and reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party information technology controls ("ITGCs").  The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

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

Changes in Internal Control over Financial Reporting

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2024, we are evaluating our options with respect to a new accounting system and have not concluded as to the system or the time of an implementation.

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

On March 19, 2024, the Board of Directors authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and set to expire on June 30, 2024. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2025, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. During the six months ended June 30, 2024, the Company repurchased 463,500 shares for $505 thousand, at a weighted average price of $1.09 per share, in open market transactions. The program does not obligate the Company to acquire a minimum amount of shares.

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

In the calculation of the ceiling test as of June 30, 2024, the Company used $79.00 per barrel for oil and $2.33 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.  The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the six months ended June 30, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and decline curve updates.

We expect to record a further write-down of our oil and gas properties in the third quarter of 2024 due to the sale of the Karnes County, Texas properties, which closed on July 31, 2024 and lower commodity prices used in the calculation of the ceiling test as higher third quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower third quarter 2024 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $1 million to $3 million in the third quarter of 2024.

Material write-downs or impairments of our oil and gas properties have in the past and may in the future have a material adverse effect on our assets and/or our financial condition, either of which may cause the value of our securities to decline in value.

The Company’s operations have in the past been, and could in the future be, disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, lightning strikes, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment. For example, during the three months ended June 30, 2023, decreases in our production quantities compared to the three months ended June 30, 2023, related to temporary weather-related events such as flooding and winter weather.  Any of the above events could have a future material adverse effect on the Company’s results of operations or financial condition.

The future value and reserves associated with our helium development are unknown and the Company may never realize the value of any reserves.

No reserves have been assigned in connection with helium property interests to date, given their early stage of development. The future value of the Company is therefore dependent on the success or otherwise of drilling and development activities, which are principally directed toward the further exploration, appraisal and development of its assets in Montana, and construction of a helium gas processing facility. Exploration, appraisal and development of helium reserves are speculative and involve a significant degree of risk. There is no guarantee that exploration or appraisal of the helium property will lead to a commercial discovery or, if there is a commercial discovery, that the Company will be able to realize the value of such reserves as intended. If at any stage the Company is precluded from pursuing its exploration and development programs, or construction of a processing facility, or such programs are otherwise not continued, the Company’s business, financial condition and/or results of operations and, accordingly, the price of the Company’s shares, is likely to be materially adversely affected. Helium exploration involves a high degree of risk and there is no assurance that expenditures made for future exploration or development activities will result in discoveries reserves that are commercially or economically viable.

The Company’s helium properties are in the exploration stage; such properties may never yield commercial quantities of helium; and the Company may not be able to commercially extract any helium, if present.

The Company’s helium properties are in the exploration stage only. The Company has never had any material interest in helium producing properties. There is no assurance that commercial quantities of helium will be discovered at any of the properties or any future properties, nor is there any assurance that the exploration or development programs of will yield any positive results. Even if commercial quantities of helium are discovered, there can be no assurance that any development will result in profitable helium production. Factors which may limit the ability the Company’s ability to produce helium include, but are not limited to, commodity prices, availability of additional capital and financing and the nature of any helium deposits.

Our helium, oil and natural gas operations are subject to environmental, legislative and regulatory initiatives that can materially adversely affect the timing and cost of operations and the demand for helium, crude oil, natural gas, and NGLs.

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

We cannot reasonably predict what applicable laws, regulations or guidance may eventually be adopted with respect to our operations or the ultimate cost to comply with such requirements. It is also possible that such regulations, or our requirement to comply with such regulations, could have a material adverse effect on our operations, negatively affect our margins, and/or force us to curtail certain business operations.

Our helium operations will require us to obtain licenses and permits which may not be obtained, may be delayed, or may limit our ability to undertake exploration and production activities.

The helium operations of the Company will require it to obtain licenses for operating, permits, and in some cases, renewals of existing licenses and permits from government agencies. There can be no assurances that the Company will attain all permits and licenses necessary to achieve profitable production of helium in the future. Further, the ability of the Company to obtain, sustain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies.

Our helium operations are subject to risks and hazards which may not be covered by insurance.

The Company’s helium operations is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, mechanical failures, labor shortages, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our helium properties and/or facilities, personal injury or death, environmental damage to the properties, or delays in exploration, development and production activities, monetary losses and possible legal liability. Although the Company maintains insurance to protect against certain risks in such amounts as it considers reasonable, its insurance will not cover all the potential risks associated with helium operations. The Company may also be unable to maintain insurance to cover these risks at reasonable costs. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. These events and limits to insurability may result in significant costs that could have a material adverse effect upon its financial performance and results of operations.

We may never complete the acquisition of operated acres from Synergy Offshore LLC, and such failure could negatively impact our stock price and future business and financial results.

On June 25, 2024, the Company entered into a non-binding letter of intent with Synergy, relating to the proposed acquisition by the Company of 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the property acquired from Wavetech. Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, is an approximate thirty percent beneficial owner of Synergy.

The Synergy acquisition is subject to among other things, the negotiation of definitive agreements, and the Company coming to agreement with Synergy on definitive agreements and terms, satisfactory due diligence, shareholder approval of the issuance of shares of common stock expected to be issued to Synergy in the transaction, and other customary conditions to closing, and we cannot estimate the expected closing date of such acquisition. The parties may not be able to come to terms on definitive acquisition agreements, and for that or other reasons, the acquisition of the Synergy assets may not close on a timely basis, on the terms set forth in the LOI, or at all.

If the acquisition is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●

we will not realize the benefits expected from the acquisition, including a potentially enhanced competitive and financial position, expansion of assets and operations, and economies of scale, and therefore opportunities;

●	we may experience negative reactions from the financial markets and our partners and employees; and
●

matters relating to the acquisition (including integration planning, negotiation of the definitive agreement and ancillary agreements, required proxy statements and other disclosures) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us.

We face risks associated with our ability to locate and commercially extract helium.

The future value of the Company will depend in part on its ability to find and develop helium resources that are economically recoverable within the Kevin Dome Structure in Toole County, Montana. The circumstances in which a discovered helium accumulation becomes or remains commercially viable depends on a number of factors. These include the particular attributes of the deposit, such as size, depth concentration, development cost and proximity to infrastructure as well as key external factors such as helium supply and demand. This, along with other factors such as maintaining title to licenses, leases and permits, successful design, construction, commissioning and operating of wells and processing facilities may result in projects not being developed, or operations becoming unprofitable. Helium exploration involves exploration activities and drilling operations which may not generate a positive return on investment. This may arise from dry wells, but also from wells that are productive but do not produce sufficient revenues to return a profit after accounting for drilling, operating and other associated costs. The outcome of any drilling program may be dependent on matters which include the reservoir’s composition, the flow rate and the rate of any decrease in pressure as the gas flows to the surface. These matters cannot be known until the Company undertakes initial drilling programs. The production from successful wells may also be impacted by various operating conditions, including insufficient storage or transportation capacity, or other geological and mechanical conditions. In addition, managing drilling hazards or environmental damage and pollution caused by exploration and development operations could greatly increase the associated cost and profitability of individual wells. The future exploration activities of the Company may be affected by a range of factors including geological conditions, limitations on activities due to seasonal weather patterns, unanticipated operational and technical difficulties, industrial and environmental accidents, landholder disputes, changing government regulations and many other factors beyond the control of the Company.

The success of the Company will also depend upon the Company having access to sufficient development capital, being able to maintain title to its projects and obtain all required approvals for its activities. In the event that exploration programs prove to be unsuccessful this could lead to a diminution in the value of the Company’s projects, a reduction in the cash reserves of the Company and possible relinquishment of the Company’s projects.

The exploration costs of the Company are based on certain assumptions with respect to the method and timing of exploration. By their nature, these estimates and assumptions are subject to significant uncertainties and, accordingly, the actual costs may materially differ from these estimates and assumptions. Accordingly, no assurance can be given that the cost estimates and the underlying assumptions will be realized in practice, which may materially and adversely affect the Company’s results of operations. Helium exploration involves significant risk since few properties that are explored contain reserves that would be commercially economic to develop into producing wells. As such, there can be no assurance that existing or future exploration programs will result in discovery of commercially viable reserves. If there are resources located, there is no guarantee they can be commercially produced.

The Company has never had any helium producing properties and such properties may not result in profitable helium production.

The Company’s helium interests are exploration stage only. The Company has never had any material interest in helium producing properties. Even with application of best science, there is no assurance that commercial quantities of helium will be discovered at any of the properties of the Company or any future properties, nor is there any assurance that the exploration or development programs of the Company thereon will yield any positive results. The future development of any properties found to be economically feasible will require the construction and operation of wells and related infrastructure. Even if commercial quantities of helium are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where helium can profitably be produced thereon. Factors which may limit the ability of the Company to produce helium from its properties include, but are not limited to, commodity prices, availability of additional capital and financing and the nature of any helium deposits. It is common in helium operations to experience unexpected costs, problems and delays during construction and development. In addition, delays in the early stages of helium production often occur. Accordingly, there cannot be any assurance that activities will result in profitable helium operations at its operations.

The Company faces helium drilling risks.

The Company’s helium exploration and development activities are dependent on the availability of drilling rigs and related equipment in the Kevin Dome Structure in Toole County, Montana. Increases in oil and gas exploration activities could result in higher demand and limited availability for some types of drilling rigs and equipment in certain areas, which may result in delays to the Company’s planned exploration and development activities.

The Company may encounter hazards inherent in drilling activities. Examples of such hazards include unusual or unexpected formations, abnormal pressures or rock properties, adverse weather conditions, mechanical difficulties, conditions which could result in damage to plant or equipment or shortages or delays in the delivery of rigs and/or other equipment. Drilling may result in wells that, which encountering resources, may not achieve economically viable results.

While the Company intends to take adequate precautions to minimize risks associated with drilling activities, there can be no guarantee that the Company will not experience one or more material incidents during drilling activities that may have an adverse impact on the operating and financial performances of the Company, including costs associated with control of well operation, recovery of plant and equipment, environmental rectification and compensation along with delays and other impacts on anticipated results.

The Company may be unable or unwilling to develop commercially viable helium operations.

On a long-term basis, in order for the Company’s helium operations to be successful, the Company must explore, develop and produce, or acquire interests in producing helium properties. The success depends on the ability to locate, identify, and acquire prospective helium exploration lands and productive helium property interests, find markets for any helium developed on such properties, and effectively distribute the helium into those markets. The helium development activities may not be economically viable because of unproductive helium properties, as well as helium properties that are productive but do not generate sufficient revenue to return a profit. Investing in a property does not ensure that the investment will be profitable since profitability depends on the cost of drilling and operating any wells on the property may exceed the amount of helium extracted from such wells. In addition, drilling hazards or environmental damage could increase the cost of operating any property. If the developmental costs exceed the Company’s estimate or if the development efforts of the Company’s do not produce results which meet its expectations, such efforts may not be commercially viable.

There are numerous risk associated with estimating helium reserves.

No reserves have been assigned in connection with the Company’s helium property interests to date, given their early stage of development. The future value of the Company’s helium reserves, if any, is therefore dependent on the success or otherwise of its activities, which are principally directed toward the future exploration, appraisal and development of its helium assets, and potential acquisition of property interests in the future. Estimating helium volumes is subject to significant uncertainties associated with technical data and the interpretation of that data, future commodity prices, and development and operating costs. There can be no guarantee that the Company will successfully convert any helium located on its properties to reserves and produce such estimated volume, if any. Estimates may alter significantly or become more uncertain when new information becomes available due to for example, additional drilling or production tests over the life of field. As estimates change, development and production plans may also vary. Downward revision of helium volume estimates may adversely affect the Company’s operational or financial performance.

Helium volume estimates are expressions of judgement based on knowledge, experience and industry practice. These estimates are imprecise and depend to some extent on interpretations, which may ultimately prove to be inaccurate and require adjustment or, even if valid when originally calculated, may alter significantly when new information or techniques become available. As further information becomes available through additional drilling and analysis the estimates are likely to change. Any adjustments to volume could affect the Company’s exploration and development plans which may, in turn, affect the Company’s performance. The process of estimating helium resources is complex and requires significant decisions and assumptions to be made in evaluating the reliability of available geological, geophysical, engineering, and economic date for each property. Different engineers may make different estimates of resources, cash flows, or other variables based on the same available data.

Estimates include numerous assumptions relating to operating conditions and economic factors, including price at which recovered helium can be sold, future operating costs, costs associated with operations on producing well to restore or increase production, and prevailing environment conditions associated with drilling.

The Company faces risks associated with its current lack of distribution agreements.

While the Company intends to partner with or sell to major industrial gas companies, the Company’s strategy is to become a fully integrated helium developer and processor and to sell directly to a limited number of major distributors and end-users in order to capture higher margins on its products. The Company currently does not have any formal agreements in place for accomplishing these strategic objectives, and the associated costs of and estimated timeline for the completion of these strategic objectives will not be able to be determined until such time that an appraisal wells have been drilled and feasibility studies have been completed. Although the Company intends to enter into such formal agreements in the future, they may never be entered into. The absence of formal agreements could adversely affect the oversight and operations of any arrangement with these major industrial gas companies, major distributors and end-users, and the lack of clarity and specifically defined roles could lead to a strain on, or breakdown of, the working relationships between the Company and any of these major industrial gas companies, major distributor or end-users. Furthermore, in the event of a dispute prior to entry into formal agreements, it will not be immediately clear what recourse each party has against the other, if any.

The Company’s helium production and margins thereon, if any, will be subject to changing helium prices.

The Company’s possible future helium operation revenues may be derived from helium or from royalties gained from potential joint ventures or other arrangements. Consequently, the Company’s potential future earnings will likely be closely related to the price of helium.

Helium prices fluctuate and are affected by numerous industry factors including demand for the resource, forward selling by producers, production cost levels in major producing regions and macroeconomic factors, such as inflation, interest rates, currency exchange rates and global and regional demand for, and supply of, helium. If the Company is producing helium and the market price of helium were to fall below the costs of production and remain at such a level for any sustained period, the Company would experience losses and could have to curtail or suspend some or all of its proposed activities. In such circumstances, the Company would also have to assess the economic impact of any sustained lower commodity prices on recoverability.

The Company’s helium operations will be subject to transportation costs and risks.

Disruption in or increased costs of transportation services could make helium a less competitive product or could make the Company’s future helium production, if any, less competitive than other sources. The industry depends on trucking, ocean-going vessels, pipeline facilities, and barge transportation to deliver shipment, and transportation costs are a significant component of the total cost of supplying helium. Disruptions of these transportation services due to weather problems, strikes, delays, lockouts, or other events could temporarily impair the ability to supply helium to customers and may result in lost sales. In addition, increases in transportation costs could adversely affect profitability.

The Company’s helium exploration and production activities will be subject to technological risks.

The helium industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technology. Other companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in future allow them to implement new technologies before the Company does. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. If the Company is unable to use the most advanced commercially available technology its business, financial condition and results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2024, and from the period from July 1, 2024, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
April 1- April 30, 2024	55,800	$1.28	55,800	$4,156,836
May 1 - May 31, 2024	46,900	$1.13	46,900	$4,103,079
June 1 - June 30, 2024	42,600	$1.04	42,600	$4,058,047
Total	145,300	$1.16	145,300	$4,058,047

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1(c) Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement – Ryan L. Smith (170,000 shares grant – March 19, 2024) (2022 Equity Incentive Plan)	8-K	000-06814	10.1	3/21/2024
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

#†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: August 7, 2024	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)