Form 10-Q
period 2024-09-30
US ENERGY CORP
filed 2024-11-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The registrant had 27,965,113 shares of its common stock, par value $0.01 per share, outstanding as of November 12, 2024 .

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and equivalents	$1,155	$3,351
Oil and natural gas sales receivables	1,416	2,336
Marketable equity securities	107	164
Commodity derivative asset	-	1,844
Other current assets	708	527
Real estate assets held for sale, net of selling costs	-	150

Total current assets	3,386	8,372

Oil, natural gas and helium properties under full cost method:
Proved oil and natural gas properties	163,554	176,679
Less accumulated depreciation, depletion and amortization	(111,531)	(106,504)

Net oil and natural gas properties	52,023	70,175
Unproved helium properties, not subject to amortization	6,931	-

Net oil, natural gas and helium properties	58,954	70,175

Other Assets:
Property and equipment, net	725	899
Right-of-use asset	570	693
Other assets	441	305

Total assets	$64,076	$80,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,312	$4,064
Accrued compensation and benefits	610	702
Revenue and royalties payable	4,769	4,857
Asset retirement obligations	1,000	1,273
Current lease obligation	193	182

Total current liabilities	10,884	11,078

Noncurrent liabilities:
Credit facility	-	5,000
Asset retirement obligations	16,991	17,217
Long-term lease obligation, net of current portion	466	611
Deferred tax liability	1	16

Total liabilities	28,342	33,922

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 28,035,613 and 25,333,870 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	280	253
Additional paid-in capital	221,346	218,403
Accumulated deficit	(185,892)	(172,134)

Total shareholders’ equity	35,734	46,522

Total liabilities and shareholders’ equity	$64,076	$80,444

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2024 and 2023

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Oil	$4,375	$7,811	$14,574	$21,935
Natural gas and liquids	582	930	1,820	3,057
Total revenue	4,957	8,741	16,394	24,992

Operating expenses:
Lease operating expenses	3,060	3,999	9,322	12,147
Gathering, transportation and treating	43	167	170	419
Production taxes	298	596	1,008	1,654
Depreciation, depletion, accretion and amortization	2,032	2,868	6,392	8,181
Impairment of oil and natural gas properties	1,424	6,495	6,843	6,495
Acquisition transaction costs	368	-	368	-
General and administrative expenses	1,884	2,824	6,181	8,964
Total operating expenses	9,109	16,949	30,284	37,860

Operating income (loss)	(4,152)	(8,208)	(13,890)	(12,868)

Other income (expense):
Commodity derivative gain (loss), net	2,030	(504)	537	704
Interest (expense), net	(93)	(306)	(344)	(864)
Other income (expense), net	(52)	68	(67)	46
Total other income (expense)	1,885	(742)	126	(114)

Net income (loss) before income taxes	$(2,267)	$(8,950)	$(13,764)	$(12,982)
Income tax (expense) benefit	20	162	6	432
Net income (loss)	$(2,247)	$(8,788)	$(13,758)	$(12,550)

Basic and diluted weighted average shares outstanding	28,052,356	25,428,874	26,304,200	25,265,662
Basic and diluted income (loss) per share	$(0.08)	$(0.35)	$(0.52)	$(0.50)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE nine months ended September 30, 2024 and 2023

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Stock-based compensation	-	-	727	-	727
Shares issued upon vesting of restricted stock awards	273,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(149)	-	(150)
Cash dividends, $0.0225 per share	-	-	-	(596)	(596)
Net income (loss)	-	-	-	(1,247)	(1,247)
Balances, March 31, 2023	25,234,672	$252	$217,265	$(140,429)	$77,088
Stock-based compensation	-	-	607	-	607
Cash dividends, $0.0225 per share	-	-	-	(596)	(596)
Share repurchases	(163,300)	(1)	(240)	-	(241)
Net income (loss)	-	-	-	(2,515)	(2,515)
Balances, June 30, 2023	25,071,372	$251	$217,632	$(143,540)	$74,343
Shares issued upon vesting of restricted stock awards	435,198	4	(4)	-	-
Stock-based compensation	-	-	617	-	617
Net income	-	-	-	(8,788)	(8,788)
Balances, September 30, 2023	25,506,570	$255	$218,245	$(152,328)	$66,172

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522
Stock-based compensation	-	-	200	-	200
Shares issued upon vesting of restricted stock awards	426,104	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(98,761)	(1)	(104)	-	(105)
Share repurchases	(318,200)	(3)	(334)	-	(337)
Net income (loss)	-	-	-	(9,537)	(9,537)
Balances, March 31, 2024	25,343,013	$253	$218,161	$(181,671)	$36,743
Shares issued for acquisition of helium properties	2,600,000	26	2,652	-	2,678
Stock-based compensation	-	-	476	-	476
Shares issued upon vesting of restricted stock awards	280,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(24,754)	-	(27)	-	(27)
Share repurchases	(145,300)	(1)	(167)	-	(168)
Net income (loss)	-	-	-	(1,974)	(1,974)
Balances, June 30, 2024	28,052,959	$281	$221,092	$(183,645)	$37,728
Stock-based compensation	-	-	274	-	274
Shares issued upon vesting of restricted stock awards	2,000	-	-	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(346)	(1)		-	(1)
Share repurchases	(19,000)	-	(20)	-	(20)
Net loss	-	-	-	(2,247)	(2,247)
Balances, September 30, 2024	28,035,613	$280	$221,346	$(185,892)	$35,734

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2024 and 2023

(in thousands)

	2024	2023

Cash flows from operating activities:
Net income (loss)	$(13,758)	$(12,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	6,392	8,181
Impairment of oil and natural gas properties	6,843	6,495
Deferred income taxes	(14)	(452)
Total commodity derivatives (gains) losses, net	(537)	(704)
Commodity derivative settlements received (paid)	2,381	(642)
(Gains) losses on marketable equity securities	57	(54)
Impairment and loss on real estate held for sale	11	-
Amortization of debt issuance costs	37	37
Stock-based compensation	950	1,951
Right of use asset amortization	123	135
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	920	(292)
Other assets	(174)	395
Accounts payable and accrued liabilities	80	120
Accrued compensation and benefits	(91)	(294)
Revenue and royalties payable	(88)	927
Payments on operating lease liability	(136)	(145)
Payments of asset retirement obligations	(105)	(131)

Net cash provided by operating activities	2,891	2,977

Cash flows from investing activities:
Acquisition of helium properties	(2,368)	-
Helium capital expenditures	(1,599)	-
Oil and natural gas capital expenditures	(1,158)	(2,878)
Property and equipment expenditures	(189)	(487)
Proceeds from sale of oil and natural gas properties, net	5,866	-
Proceeds from sale of real estate assets	139	-

Net cash provided by (used in) investing activities	691	(3,365)

Cash flows from financing activities:
Borrowings on credit facility	2,000	500
Payments on credit facility	(7,000)	(500)
Payments on insurance premium finance note	(62)	(465)
Shares withheld to settle tax withholding obligations for restricted stock awards	(132)	(151)
Dividends paid	-	(1,192)
Repurchases of common stock	(584)	(241)

Net cash provided by (used in) financing activities	(5,778)	(2,049)

Net (decrease) increase in cash and equivalents	(2,196)	(2,437)

Cash and equivalents, beginning of period	3,351	4,411

Cash and equivalents, end of period	$1,155	$1,974

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”), New Horizon Resources LLC (“New Horizon Resources”) and Coyote Resources LLC ("Coyote Resources"), which was formed on August 6, 2024, are referred to as the “Company” in these notes to unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of onshore helium, oil and natural gas properties (collectively referred to as "commodities" or "helium, oil and natural gas") in the United States, which the Company considers a single operating segment. Our principal properties and operations are in the Rockies region (Montana, Wyoming and North Dakota), the Mid-Continent (Oklahoma, Kansas and North and East Texas) region, and the West Texas, South Texas, and Gulf Coast region.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024. Our financial condition as of September 30, 2024, and operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of helium, oil and gas properties acquired, oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization, and impairment of the carrying value of proved and unproved property; production and commodity price estimates used to record accrued sales receivables; future prices of commodities used in the valuation of commodity derivative contracts; and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future commodity prices, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One, New Horizon Resources and Coyote Resources. U.S. Energy Corp. accounts for its share of helium, oil and gas exploration and production activities, in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows. All inter-company balances and transactions have been eliminated in consolidation.

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

2. ACQUISITIONS AND DIVESTITURES

Acquisition of helium acreage

On June 26, 2024, the Company entered into and closed the transactions contemplated by, a purchase and sale agreement with Wavetech Helium ("Wavetech" and the "Purchase Agreement"). Pursuant to the Purchase Agreement, effective June 1, 2024, the Company acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144 thousand net acres located across the Kevin Dome Structure in Toole County, Montana ("the Assigned Rights"). The Assigned Rights vest upon the drilling of two wells on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, prior to the closing of the Purchase Agreement, the Company incurred $0.4 million of transaction costs related to the acquisition of the Assigned Rights. Additionally, the Company agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20 million has been incurred related to Wavetech's 17.5% interest. The Company accounted for the acquisition of the Assigned Rights as an asset acquisition.

Acquisition, exploration and development costs related to our helium acreage are accounted for under the full cost method of accounting in a separate cost center from our domestic oil and gas activities. Details about our application of full cost accounting can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 26, 2024.

On June 25, 2024, the Company entered into a related party non-binding letter of intent with Synergy Offshore LLC ("Synergy") relating to the proposed acquisition by the Company of 24 thousand net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the property acquired from Wavetech. Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who was then an approximate thirty percent beneficial owner of Synergy.

In September 2024, the related party non-binding letter of intent expired with the Company and Synergy unable to reach agreement on the definitive terms of a purchase and sale agreement. Through September 30, 2024 the Company incurred $547 thousand of transaction costs related to the related-party non-binding letter of intent of which $368 thousand were written-off during the period and reflected as acquisition transaction costs on the Condensed Consolidated Statement of Operations. The remaining $179 thousand, which is recorded in other assets on the Condensed Consolidated Balance Sheet, relates to land and helium reserve evaluation. The Company is continuing negotiations with Synergy for a potential joint venture for the development of their helium acreage.

Divestitures

During the nine months ended September 30, 2024, the Company closed several divestment transactions of its oil and gas properties for net proceeds totaling $5.9 million. The divestitures included a total of 245 wells in Karnes County and Archer County, Texas and Lea County, New Mexico. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized in the Condensed Consolidated Statement of Operations.  Relief of associated asset retirement obligations of $1.4 million were also recorded to the full cost pool.

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

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region, West Texas, South Texas, and Gulf Coast region, and Mid-Continent region for the three and nine months ended September 30, 2024 and 2023, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Rockies
Oil	$1,851	$3,106	$5,614	$7,915
Natural gas and liquids	45	44	127	260
Total	$1,896	$3,150	$5,741	$8,175

West Texas, South Texas, and Gulf Coast
Oil	$1,107	$3,138	$4,513	$9,115
Natural gas and liquids	-	103	114	424
Total	$1,107	$3,241	$4,627	$9,539

Mid-Continent
Oil	$1,417	$1,567	$4,447	$4,905
Natural gas and liquids	537	783	1,579	2,373
Total	$1,954	$2,350	$6,026	$7,278

Combined Total	$4,957	$8,741	$16,394	$24,992

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Nine Months Ended
	September 30,
	2024	2023
Purchaser A	26%	23%
Purchaser B	26%	19%
Purchaser C	12%	9%

4. LEASES

The Company’s operating lease right-of-use asset and lease liability are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets on  September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Right-of-use asset	$570	$693
Lease liability
Current lease obligation	$193	$182
Long-term lease obligation	466	611
Total lease liabilities	$659	$793

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. Following are the amounts recognized as components of lease cost for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$49	$49	$146	$162
Short-term lease cost	27	312	377	731
Total lease costs	$76	$361	$523	$893

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of September 30,
	2024	2023
	(in thousands)
Weighted average lease term (years)	3.2	4.2
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of September 30, 2024 are presented in the following table:

September 30, 2024
(in thousands)
2024	$54
2025	218
2026	224
2027	210
Total lease payments	$706
Less: imputed interest	(47)
Total lease liability	$659

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2024, the Company used $78.64 per barrel for oil and $2.21 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

During the three and nine months ended September 30, 2024, the Company recorded ceiling test write-downs of its oil and gas properties of $1.4 million and $6.8 million, respectively due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, the divestment of properties, reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense recognized on the Credit Agreement and the weighted average interest rates for the three and nine months ended September 30, 2024 and 2023 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense	$77	$288	$307	$807
Weighted average interest rate	9.3%	9.1%	9.2%	8.8%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of September 30, 2024, the borrowing base was $20 million, and the Company was in compliance with all financial covenants related to the Credit Agreement.

On September 10, 2024, with the proceeds of $1.8 million from the settlement of the unwinding of its derivative contracts and cash on hand, the Company repaid the remaining balance of $2.0 million borrowed under the Credit Agreement. Therefore, the amount outstanding on the Credit Agreement as of September 30, 2024 and December 31, 2023, was $0.0 million and $5.0 million respectively.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas, the Company may enter into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative purposes. The Company does not apply hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations and are included as a non-cash adjustment to net loss in the operating activities section in the Condensed Consolidated Statements of Cash Flows.

On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts for 2024 and 2025 production receiving $1.8 million. As of September 30, 2024, the Company no longer has any commodity derivative contracts outstanding.

	September 30, 2024	December 31, 2023
	(in thousands)
Derivative assets:
Current assets	$-	$1,844
Total derivative assets	$-	$1,844

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net commodity derivative (gain) loss line-item presentation in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Commodity derivative settlement gain (loss):
Oil contracts	$1,856	$(148)	$2,381	$(614)
Gas contracts	-	-	-	(28)
Total commodity derivative settlement gain (loss)	$1,856	$(148)	$2,381	$(642)

Total net commodity derivative gain (loss):
Oil contracts	$2,030	$(504)	$537	$644
Gas contracts	-	-	-	60
Total net commodity derivative gain (loss)	$2,030	$(504)	$537	$704

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

9. SHAREHOLDERS’ EQUITY

At September 30, 2024and December 31, 2023 the Company had 28,035,613 and 25,333,870 shares of common stock outstanding, respectively and 245,000,000 authorized shares. In addition, as of September 30, 2024, and December 31, 2023 the Company had 5,000,000 authorized but unissued shares of preferred stock.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three and nine months ended September 30, 2024 and 2023, there was no compensation expense related to stock options. As of  September 30, 2024  and  September 30, 2023, all stock options had vested. No stock options were granted or exercised during the three and nine months ended September 30, 2024 and 2023.  Stock options for 1,000 shares expired during the three months ended September 30, 2024. The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	22,176	$30.48	23,176	$38.92

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2024 by the remaining contractual term:

Options Outstanding and Exercisable
	Exercise		Weighted	Remaining
	Price		Average	Contractual
Number of	Range		Exercise	Term
Shares	Low	High	Price	(years)

16,500	$7.20	$11.60	$10.00	3.0
5,676	90.00	90.00	90.00	0.3

22,176	$7.20	$90.00	$30.48	2.3

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

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the nine months ended September 30, 2024:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2023	855,236	$2.63
Granted	1,303,000	$0.96
Vested	(673,041)	$2.12
Modifications (accelerated vesting)	(20,000)	$1.64
Forfeited	(117,500)	$1.18
Non-vested restricted stock as of September 30, 2024	1,347,695	$1.41

For the nine months ended September 30, 2024 and 2023, the Company recognized $0.9 million and $2.0 million, respectively, of stock compensation expense related to restricted stock grants.  Total compensation cost related to non-vested awards not yet recognized in the Company’s Condensed Consolidated Statements of Operations as of September 30, 2024 was $0.7 million. This cost is expected to be recognized over a weighted average period of 1.5 years.

Dividends

On August 9, 2023, the Board of Directors suspended the Company’s dividend payment program.  As a result, no dividends were paid for the nine months ended September 30, 2024.  During the three-month periods ended March 31, 2023, and  June 30, 2023, the Company declared and paid dividends of $0.0225 per share of common stock. Dividends paid for the three and six months ended June 30, 2023, were $0.6 million and $1.2 million, respectively.

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

The following table presents the activity in the share repurchase program for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)

Shares repurchased	19,000	-	482,500	163,300
Weighted average price per share	$1.050	$-	$1.090	$1.480
Value of shares repurchased	$19,950	$-	$525,925	$240,793

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Balance, beginning of year	$18,490	$15,442
Acquired or incurred	-	11
Cost and life revisions	(150)	2,494
Plugged	(105)	(215)
Sold	(1,425)	(458)
Accretion	1,181	1,216
Balance, end of period	$17,991	$18,490

Asset retirement obligations - current	$1,000	$1,273
Asset retirement obligations - noncurrent	16,991	17,217
Balance, end of period	$17,991	$18,490

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 3% for the nine months ended September 30, 2024 and 2023, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. The Company has limitations on net operating losses (“NOLs”) generated prior to 2022 and other tax attributes as a result of an Internal Revenue Code ("IRC") Section 382 ownership change from a January 5, 2022 acquisition. As such, the Company is projecting that as of September 30, 2024, it will not have sufficient DTAs available to fully offset the expected future taxable income that will be generated by the realization of the Company’s deferred tax liabilities and thus has recorded a net deferred tax liability.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the nine months ended September 30, 2024 and 2023, the Company had no uncertain tax positions.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands except per share data)
Net income (loss) attributable to common shareholders	$(2,247)	$(8,788)	$(13,758)	$(12,550)

Basic weighted average common shares outstanding	28,052	25,429	26,304	25,266
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	28,052	25,429	26,304	25,266

Basic net income (loss) per share	$(0.08)	$(0.35)	$(0.52)	$(0.50)
Diluted net income (loss) per share	$(0.08)	$(0.35)	$(0.52)	$(0.50)

For the three and nine months ended September 30, 2024 and 2023, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	22	23	22	23
Unvested shares of restricted stock	1,348	855	1,348	855
Total	1,370	878	1,370	878

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

On September 10, 2024, the Company received $1.8 million on the settlement of all outstanding commodity derivative contracts. The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. The fair value of commodity derivative contracts and their presentation in our unaudited Condensed Consolidated Balance Sheet as of December 31, 2023 is presented below:

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

	September 30, 2024	December 31, 2023
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.04439	$0.06789

Fair value of marketable equity securities	$107,474	$164,375

Credit Facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

Other Financial Instruments

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Nonrecurring Fair Value Measurements

Unproved Properties

Unproved property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. The estimate of what could not be recoverable is based on the Company's intent to develop the properties or renew leases. To measure the fair value the Company uses a market approach which takes into account the following significant assumptions: remaining lease terms, future development plans, potential resource recovery, estimated reserve value and estimated acreage values based on prices received for similar recent acreage transactions by the Company or other market participants. If there is an indication that the value of unproved property has been impaired, the value being impaired is transferred to the full cost pool subject to depletion and the ceiling test limitation.

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$305	$88
Joint interest billings receivable	309	265
Income tax receivable	55	135
Other	39	39

Total other current assets	$708	$527

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts payable	$2,168	$1,944
Operating expense and oil and gas property accruals	1,576	1,335
Interest Payable	79	247
Production taxes payable	462	454
Insurance premium financing	-	62
Other	27	22

Total accounts payable and accrued expenses	$4,312	$4,064

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for interest	$(511)	$(832)
Cash received for income taxes	(70)	(74)

Investing activities:
Change in capital expenditure accruals	(287)	(240)
Common stock issued for acquisition of properties	(2,678)	-
Asset retirement obligations	(1,680)	2,504
Financing activities:
Accrual for repurchase of common stock	58
Financing of insurance premiums with note payable	-	654

16. SUBSEQUENT EVENTS

Divestiture

On October 31, 2024, the Company closed on the divestment of oil and gas properties in Pratt County and Sumner County, Kansas and Kay County, Oklahoma for net proceeds of $1.2 million.

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

For the three and nine months ended September 30, 2024, we recorded ceiling test write-downs of our oil and natural gas properties of $1.4 million and $6.8 million, respectively. We expect to record a further write-down of our oil and gas properties in the fourth quarter of 2024 due to the sale of oil and natural gas properties in Pratt County and Sumner County, Kansas and Kay County, Oklahoma, which closed on October 31, 2024 and lower commodity prices used in the calculation of the ceiling test as higher fourth quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower fourth quarter 2024 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $3.0 million to $4.0 million in the fourth quarter of 2024.

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

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2024 and 2023.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming, and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, South Texas, and Mid-Continent regions.  During the fourth quarter of 2023, we sold virtually all of our non-operated properties and as of September 30, 2024, operated 99% of our reserves.

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

With our June 2024, acquisition of unproved properties from Wavetech Helium (as discussed below), we have significantly increased our acreage position in Montana with the focus to explore and produce helium and industrial gases in non-hydrocarbon-based reservoirs. During October 2024, we drilled our first helium well on the acreage. For the remainder of 2024, our capital budget will be substantially allocated to the completion of the well. The results of the well and the additional 3-5 wells we expect to drill in 2025 are expected to allow us to assess our next steps in the development of helium acreage and are further expected to allow us to vest the Assigned Rights.

Material Developments

Acquisition of helium properties

On June 26, 2024, the Company entered into and closed the transactions contemplated by a purchase and sale agreement with Wavetech Helium ("Wavetech" and the "Purchase Agreement"). Pursuant to the Purchase Agreement, effective June 1, 2024, the Company acquired  82.5%of Wavetech's rights under a farmout agreement for approximately 144 thousand net acres located across the Kevin Dome Structure in Toole County, Montana (the "Assigned Rights"). The Assigned Rights vest upon the drilling of two wells on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, during the three months ended June 30, 2024, the Company incurred  $0.4 million of transaction costs related to the acquisition of the Assigned Rights. Additionally, the Company agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20 million has been incurred related to Wavetech's 17.5% interest.

On June 25, 2024, the Company entered into a related party, non-binding letter of intent with Synergy Offshore LLC ("Synergy") relating to the proposed acquisition by the Company of 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the property acquired from Wavetech. Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, was then an approximate thirty percent beneficial owner of Synergy.

In September 2024, the related party non-binding letter of intent expired with the Company and Synergy unable to reach agreement on the definitive terms of a purchase and sale agreement. Through September 30, 2024 the Company incurred $547 thousand of transaction costs related to the related-party non-binding letter of intent of which $368 thousand were written-off during the period and reflected as acquisition transaction costs on the Condensed Consolidated Statement of Operations. The remaining $179 thousand relates to land and helium reserve evaluation. The Company is continuing negotiations with Synergy for a potential joint venture for the development of their helium acreage.

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

During the nine months ended September 30, 2024, the Company closed several divestment transactions of its oil and gas properties for net proceeds totaling $5.9 million. The divestitures included a total of 245 wells in Karnes County and Archer County, Texas and Lea County, New Mexico. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized in the Condensed Consolidated Statement of Operations.  Relief of associated asset retirement obligations of $1.4 million were also recorded to the full cost pool.

On October 31, 2024, the Company closed on the divestment of oil and gas properties in Pratt County and Sumner County, Kansas and Kay County, Oklahoma for net proceeds of $1.2 million.

Derivative Activities

On September 10, 2024, the Company received $1.8 million on the settlement of all of its then outstanding commodity derivative contracts.

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

During the nine months ended September 30, 2024, the Company repurchased 482,500 shares for $525 thousand, at a weighted average price of $1.09 per share. During the nine months ended September 30, 2023 the Company repurchased 163,300 shares for $240 thousand at a weighted average price of $1.48 per share. As of September 30, 2024, a total of $4.0 million remained available under the repurchase program for future repurchases.

Full Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2024, the Company used $78.64 per barrel for oil and $2.21 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded ceiling test write-downs of its oil and gas properties during the three and nine months ended September 30, 2024 of $1.4 million and $6.8 million  respectively due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, and reduction in oil and natural gas reserves from divestitures, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

We expect to record a further write-down of our oil and gas properties in the fourth quarter of 2024 due to the sale of oil and natural gas properties in Pratt County and Sumner County, Kansas and Kay County, Oklahoma, which closed on October 31, 2024 and lower commodity prices used in the calculation of the ceiling test as higher fourth quarter 2023 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower fourth quarter 2024 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $3.0 million to $4.0 million in the fourth quarter of 2024.

Plan of Operations and Strategy

Continuing through the end of 2024 and beyond, we intend to develop the recently acquired helium acreage by drilling exploratory wells along with the related helium development activities. The first well was drilled in October. We have plans to drill 3-5 wells over the next twelve months. The costs to drill these wells is estimated to cost an aggregate of between $4.0 million and $6.5 million depending primarily on the number of wells drilled. The results from the completion and testing of these wells will allow us to assess our next steps in the development of our helium acreage. We also plan to actively manage our portfolio of oil and gas assets to maximize their value.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2024 and 2023

 For the Three Months Ended September 30, 2024, we recorded a net loss of $2.3 million, which was primarily due to lower production resulting in reduced revenue for the period as a result of property sales.  In the following sections we discuss our revenue, operating expenses, and other income (expense) for the three months ended September 30, 2024compared to the three months ended September 30, 2023.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$4,375	$7,811	$(3,436)	(44)%
Natural gas and liquids	582	930	(348)	(37)%

Total revenue	$4,957	$8,741	$(3,784)	(43)%

Production quantities:
Oil (Bbls)	61,185	100,071	(38,886)	(39)%
Natural gas and liquids (Mcfe)	267,089	311,654	(44,565)	(14)%
BOE	105,699	152,013	(46,314)	(30)%
BOE/Day	1,149	1,652	(503)	(30)%

Average sales prices:
Oil (Bbls)	$71.50	$78.05	$(6.55)	(8)%
Natural gas and liquids (Mcfe)	$2.18	$2.98	$(0.81)	(27)%
BOE	$46.90	$57.50	$(10.60)	(18)%

The decrease in our oil and gas revenue of $3.8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a decrease of 30% in production quantities and a decrease in realized commodity pricing of 18% on a per barrel of oil equivalent (BOE) basis. For the three months ended September 30, 2024, we produced 105,699 BOE, or an average of 1,149 BOE per day, as compared to 152,013 BOE or an average of 1,652 BOE per day during the comparable period in 2023. The decrease in our production quantities relates to the divestiture of substantially all of our non-operated properties in the fourth quarter of 2023, and the divestiture of additional operated properties during 2024 as wells as temporary weather-related events, such as severe storms and flooding and natural production declines. During the three months ended September 30, 2024, our production was 58% oil and 42% natural gas and liquids compared to 66% oil and 34% natural gas and liquids produced during the three months ended September 30, 2023.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Lease operating expenses	$3,060	$3,999	$(939)	(23)%
Gathering, transportation and treating	43	167	$(124)	(74)%
Production taxes	298	596	$(298)	(50)%

Total	$3,401	$4,762	$(1,361)	(29)%

Lease operating expense per BOE	$28.95	$26.31	$2.64	10%
Gathering, transportation and treating per BOE	$0.41	$1.10	$(0.69)	(63)%

For the three months ended September 30, 2024, lease operating expenses were $3.1 million or $28.95 per BOE, a decrease of $0.9 million when compared to the $4.0 million or $26.31 per BOE for the three months ended September 30, 2023. The decrease in lease operating expense was due to the divestment of substantially all of our non-operated properties and a reduction in well workover activity in 2024 when compared to 2023. The increase on a per BOE basis is the result of lower production volumes being compared to relatively fixed recurring lease operated expenses.

For the three months ended September 30, 2024, gathering, transportation, and treating costs were $43 thousand, a decrease of $124 thousand, or 74%, compared to the comparable period of 2023. This decrease was attributable to the divestiture of substantially all of our non-operated activities in the fourth quarter of 2023.

For the three months ended September 30, 2024, production taxes were $298 thousand, a decrease of $298 thousand, or 50%, compared to the comparable period of 2023. This decrease was attributable to the decrease in revenue of 43% discussed above, as production taxes remained flat at 6% of revenue.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $2.0 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively. Depletion expense on our oil and gas properties is the primary driver of DD&A expense.  Our depletion rate was $14.94 per BOE and $16.39 per BOE for the three months ended September 30, 2024 and 2023, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  Impairment of $1.4 million for the three months ended September 30, 2024 was driven by a reduction in value of oil and gas reserves.  The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as divestitures of oil and gas properties during the third quarter of 2024.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Compensation and benefits	$816	$1,410	$(594)	(42)%
Stock-based compensation	274	617	(343)	(56)%
Professional fees, insurance and other	794	797	(3)	-

Total general and administrative expenses	$1,884	$2,824	$(940)	(33)%

General and administrative expenses decreased by $0.9 million for the three months ended September 30, 2024, as compared to the prior year period. The decrease was primarily attributable both to a decrease in both professional fees, insurance, and other due to lower accounting, consulting, and recruitment fees and a decrease in compensation and benefits due to a reduction in headcount.  Stock-based compensation was lower due to the value of the restricted stock awards being amortized for the three months ended September 30, 2024 being lower than those being amortized during the three months ended September 30, 2023  due to a decrease in our stock price.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$2,030	$(504)	$2,534	503%
Interest (expense), net	(93)	(306)	213	70%
Other income (expense), net	(52)	68	(120)	(176)%

Total other income (expense)	$1,885	$(742)	$2,627	354%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the three months ended September 30, 2024, we recognized gains on commodity derivative contracts of $2.0 million, primarily as the result of the settlement in September 2024, of all of our remaining commodity derivative contracts for $1.8 million. See Note 7 Commodity Derivatives in the notes to the unaudited Condensed Consolidated Financial Statements.

Interest expense primarily represents the interest on our credit facility with FirstBank Southwest. The increase in interest expense is primarily driven by the decrease in the balance outstanding period-over-period.  As of September 30, 2024, we had fully repaid all outstanding amounts borrowed on the credit facility, as compared to $12.0 million borrowed as of September 30, 2023. The average interest rate increased to 9.3% per annum for the three months ended September 30, 2024, as compared to 9.1% per annum for the three months ended September 30, 2023. See Note 6 Debt in the notes to the unaudited Condensed Consolidated Financial Statements.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, we recorded a net loss of $13.8 million which was primarily due to lower production resulting in reduced revenue for the period. In addition, the Company recorded impairment of its oil and natural gas properties of $6.8 million from reduced commodity prices used in the full cost pool ceiling test and lower production resulting in reduced revenue for the period.  In the following sections we discuss our revenue, operating expenses, and other income (expense) for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$14,574	$21,935	$(7,361)	(34)%
Natural gas and liquids	1,820	3,057	(1,237)	(40)%

Total revenue	$16,394	$24,992	$(8,598)	(34)%

Production quantities:
Oil (Bbls)	201,417	306,282	(104,865)	(34)%
Natural gas and liquids (Mcfe)	751,036	1,076,104	(325,068)	(30)%
BOE	326,589	485,633	(159,043)	(33)%
BOE/Day	1,192	1,779	(587)	(33)%

Average sales prices:
Oil (Bbls)	$72.36	$71.62	$0.74	1%
Natural gas and liquids (Mcfe)	$2.42	$2.84	$(0.42)	(15)%
BOE	$50.20	$51.46	$(1.27)	(2)%

The decrease in our oil and gas revenue of $8.6 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a decrease of 33% in production quantities and a decrease in realized commodity pricing of 2% on a per BOE basis. For the nine months ended September 30, 2024, we produced 326,589 BOE, or an average of 1,192 BOE per day, as compared to 485,633 BOE or an average of 1,779 BOE per day during the comparable period in 2023. The decrease in our production quantities relates to the divestiture of substantially all of our non-operated properties in the fourth quarter of 2023, and the divestiture of additional operated properties during 2024as well as temporary weather-related events, such as severe storms, flooding and winter weather, and natural production declines. During the nine months ended September 30, 2024, our production was 62% oil and 38% natural gas and liquids compared to 63% oil and 37% natural gas and liquids produced during the nine months ended September 30, 2023.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Lease operating expenses	$9,322	$12,147	$(2,825)	(23)%
Gathering, transportation and treating	$170	$419	$(249)	(59)%
Production taxes	$1,008	$1,654	$(646)	(39)%

Total	$10,500	$14,220	$(3,720)	(26)%
Lease operating expense per BOE	$28.54	$25.01	$3.53	14%
Gathering, transportation and treating per BOE	$0.52	$0.86	$(0.34)	(40)%

For the nine months ended September 30, 2024, lease operating expenses were $9.3 million or $28.54 per BOE, a decrease of $2.8 million when compared to the $12.1 million or $25.01 per BOE for the nine months ended September 30, 2023. The decrease in lease operating expense was due almost entirely to a reduction in well workover activity in 2024, when compared to 2023. The increase in lease operating expense on a per BOE basis is the result of lower production volumes being compared to relatively fixed recurring lease operated expenses.

For the nine months ended September 30, 2024, gathering, transportation, and treating costs were $170 thousand, a decrease of $249 thousand, or 59%, compared to the comparable period of 2023. This decrease was attributable to the divestiture of substantially all of our non-operated activities in the fourth quarter of 2023.

For the nine months ended September 30, 2024, production taxes were $1.0 million, a decrease of $0.6 million, or 39%, compared to the comparable period of 2023. This decrease was attributable to the decrease in revenue of (34)% discussed above, as production taxes remained flat at 6% of revenue.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) was $6.4 million and $8.2 million for the nine months ended September 30, 2024 and 2023, respectively. Depletion expense on our oil and gas properties is the primary driver of DD&A expense.  Our depletion rate was $15.39 per BOE and $14.74 per BOE for the nine months ended September 30, 2024 and 2023, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  Impairment of $6.8 million for the nine months ended September 30, 2024 was driven by a reduction in value of oil and gas reserves.  The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, divestitures of oil and natural gas properties, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Compensation and benefits	$2,888	$3,927	$(1,039)	(26)%
Stock-based compensation	950	1,951	(1,001)	(51)%
Professional fees, insurance and other	2,343	3,086	(743)	(24)%

Total general and administrative expenses	$6,181	$8,964	$(2,783)	(31)%

General and administrative expenses decreased by $2.8 million for the nine months ended September 30, 2024, as compared to the prior year period. The decrease was primarily attributable to a decrease in both professional fees, insurance, and other due to lower accounting, consulting, and recruitment fees and compensation and benefits, due to lower headcount.  Stock-based compensation was lower due to the value of the restricted stock awards being amortized for the nine months ended September 30, 2024 being lower than those being amortized during the nine months ended September 30, 2023, due to the decline in our stock price.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$537	$704	$(167)	(24)%
Interest (expense), net	(344)	(864)	520	60%
Other income (expense), net	(67)	46	(113)	(246)%

Total other income (expense)	$126	$(114)	$240	211%

Commodity derivative gain (loss), net, is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. For the nine months ended September 30, 2024, we recognized gains on commodity derivative contracts of $0.5 million, primarily as the result of the settlement in September 2024 of all our remaining commodity derivative contracts for $1.8 million. See Note 7 Commodity Derivatives in the notes to the unaudited Condensed Consolidated Financial Statements.

Interest expense primarily represents the interest on our credit facility with FirstBank Southwest. The increase in interest expense is primarily driven by the decrease in the balance outstanding period over period.  As of September 30, 2024, we had fully repaid all outstanding amounts borrowed on the credit facility as compared to $12.0 million borrowed as of September 30, 2023. The average interest rate increased to 9.2% per annum for the nine months ended September 30, 2024, as compared to 8.8% per annum for the nine months ended September 30, 2023. See Note 6 Debt in the notes to the unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

For the remainder of 2024 and into 2025, our capital budget will be substantially allocated to the completion of our recent helium discovery.  Over the next year, we anticipate drilling 3 – 5 wells along with related helium development activities with costs ranging between $4.0 and $6.5 million depending primarily on the number of wells drilled. In addition, depending on timing, regulatory requirements and weather, we plan to incur costs for plugging and abandonment of approximately $1.0 million, We view much of these capital activities as discretionary for which we can control both the timing and amount of the expenditures. Other activities, such as some repairs and maintenance may be required from time to time by regulatory bodies. We anticipate our expenditures will be funded primarily by operating cash flows, borrowings under our credit facility and proceeds from divestitures of oil and gas properties. In the event that readily available sources of cash flow are insufficient to fund our capital needs, we may utilize equity and credit markets as a funding mechanism.

Sources of Cash

For the nine months ended September 30, 2024, we funded our capital expenditures with cash on hand, cash flows from operating activities, proceeds from the divestiture of oil and gas producing properties and borrowings under our credit facility. In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may also raise funds through new equity offerings or from other sources of financing and re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rates, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of September 30, 2024. Please refer to Note 6 - Debt in Part I, Item 1 of this report for additional discussion.

The borrowing base is subject to being redetermined semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit agreement.  Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of September 30, 2024, was $0.0 million. With the proceeds from the sale of our Karnes County, Texas properties, we repaid $5.0 million on the Credit Agreement, reducing the amount outstanding to $2.0 million as of July 31, 2024. In addition, in September 2024, with the proceeds from the settlement of our outstanding commodity derivative contracts of $1.8 million and cash on hand, we repaid the remaining $2.0 million outstanding on the credit facility.

Uses of Cash

We use cash for the acquisition and development of helium and oil and gas properties, workovers and capital expenditures, operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the nine months ended September 30, 2024, we spent approximately $3.7 million on the acquisition of helium properties and capital expenditures.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,891	$2,977	$(86)
Investing activities	691	(3,365)	4,056
Financing activities	(5,778)	(2,049)	(3,729)

Operating Activities. Cash provided by operating activities of $2.9 million for the nine months ended September 30, 2024 remained consistent with cash provided by operating activities of $3.0 million for the comparable period in 2023.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2024 was $0.7 million as compared to cash used in investing activities of $3.4 million for the comparable period in 2023. The primary use of cash in our investing activities for the nine months ended September 30, 2024 was the acquisition of helium properties and capital expenditures, which were offset by proceeds received from the divesture of oil and gas properties. For the nine months ended September 30, 2023, the primary use of cash in our investing activities was capital expenditures related to returning idle wells to production and improvements to our gathering system in East Texas.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2024 was $5.8 million as compared cash used in financing activities of $2.1 million for the comparable period in 2023. Cash used in financing activities during the nine months ended September 30, 2024 was primarily attributable to repayments of $7.0 million on our credit facility, which were partially offset by borrowings under the credit facility of $2.0 million to fund the acquisition of our recently acquired helium properties. In addition, we spent $0.6 million on share repurchases. Cash used in financing activities during the nine months ended September 30, 2023 primarily related to cash dividends paid of $1.2 million, payments on the insurance premium finance note of $0.5 million and share repurchases of $0.2 million

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made due to a material weakness in our internal control over financial reporting as of December 31, 2023, as discussed below.

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

Changes in Internal Control over Financial Reporting

Except as disclosed below there were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2024, we have evaluated our options and anticipate a new accounting system solution to be operational by mid-2025.

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

On March 19, 2024, the Board of Directors authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and set to expire on June 30, 2024. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2025, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. During the nine months ended September 30, 2024, the Company repurchased 482,500 shares for $525 thousand, at a weighted average price of $1.09 per share, in open market transactions. As of September 30, 2024 a total of $4.0 million remains available under the shares repurchase program. The program does not obligate the Company to acquire a minimum amount of shares.

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

In the calculation of the ceiling test as of September 30, 2024, the Company used $78.64 per barrel for oil and $2.21 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.  The Company recorded a $6.8 million ceiling test write-down of its oil and gas properties during the nine months ended September 30, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, divestitures of oil and natural gas properties, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and decline curve updates.

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

The Company’s helium properties are in the exploration stage only. The Company has never had any material interest in helium producing properties. There is no assurance that commercial quantities of helium will be discovered at any of the properties or any future properties, nor is there any assurance that the exploration or development programs of will yield any positive results. Even if commercial quantities of helium are discovered, there can be no assurance that any development will result in profitable helium production. Factors which may limit the Company’s ability to produce helium include, but are not limited to, commodity prices, availability of additional capital and financing and the nature of any helium deposits.

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

The helium operations of the Company will require us to obtain licenses for operating, permits, and in some cases, renewals of existing licenses and permits from government agencies. There can be no assurances that the Company will attain all permits and licenses necessary to achieve profitable production of helium in the future. Further, the ability of the Company to obtain, sustain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies.

Our helium operations are subject to risks and hazards which may not be covered by insurance.

The Company’s helium operations are subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, mechanical failures, labor shortages, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our helium properties and/or facilities, personal injury or death, environmental damage to the properties, or delays in exploration, development and production activities, monetary losses and possible legal liability. Although the Company maintains insurance to protect against certain risks in such amounts as it considers reasonable, its insurance will not cover all the potential risks associated with helium operations. The Company may also be unable to maintain insurance to cover these risks at reasonable costs. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. These events and limits to insurability may result in significant costs that could have a material adverse effect upon our financial performance and results of operations.

We face risks associated with our ability to locate and commercially extract helium.

The future value of the Company will depend in part on our ability to find and develop helium resources that are economically recoverable within the Kevin Dome Structure in Toole County, Montana. The circumstances in which a discovered helium accumulation becomes or remains commercially viable depends on a number of factors. These include the particular attributes of the deposit, such as size, depth concentration, development cost and proximity to infrastructure as well as key external factors such as helium supply and demand. This, along with other factors such as maintaining title to licenses, leases and permits, successful design, construction, commissioning and operating of wells and processing facilities may result in projects not being developed, or operations becoming unprofitable. Helium exploration involves exploration activities and drilling operations which may not generate a positive return on investment. This may arise from dry wells, but also from wells that are productive but do not produce sufficient revenues to return a profit after accounting for drilling, operating and other associated costs. The outcome of any drilling program may be dependent on matters which include the reservoir’s composition, the flow rate and the rate of any decrease in pressure as the gas flows to the surface. These matters cannot be known until the Company undertakes initial drilling programs. The production from successful wells may also be impacted by various operating conditions, including insufficient storage or transportation capacity, or other geological and mechanical conditions. In addition, managing drilling hazards or environmental damage and pollution caused by exploration and development operations could greatly increase the associated cost and profitability of individual wells. The future exploration activities of the Company may be affected by a range of factors including geological conditions, limitations on activities due to seasonal weather patterns, unanticipated operational and technical difficulties, industrial and environmental accidents, landholder disputes, changing government regulations and many other factors beyond the control of the Company.

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

The Company’s helium interests are exploration stage only. The Company has never had any material interest in helium producing properties. Even with application of best science, there is no assurance that commercial quantities of helium will be discovered at any of the properties of the Company or any future properties, nor is there any assurance that the exploration or development programs of the Company thereon will yield any positive results. The future development of any properties found to be economically feasible will require the construction and operation of wells and related infrastructure. Even if commercial quantities of helium are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where helium can profitably be produced thereon. Factors which may limit the ability of the Company to produce helium from its properties include, but are not limited to, commodity prices, availability of additional capital and financing and the nature of any helium deposits. It is common in helium operations to experience unexpected costs, problems and delays during construction and development. In addition, delays in the early stages of helium production often occur. Accordingly, there cannot be any assurance that activities will result in profitable helium operations at our operations.

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

The Company may encounter hazards inherent in drilling activities. Examples of such hazards include unusual or unexpected formations, abnormal pressures or rock properties, adverse weather conditions, mechanical difficulties, conditions which could result in damage to plant or equipment or shortages or delays in the delivery of rigs and/or other equipment. Drilling may result in wells that, or which encounter resources, that may not achieve economically viable results.

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

On a long-term basis, in order for the Company’s helium operations to be successful, the Company must explore, develop and produce, or acquire interests in producing helium properties. The success depends on the ability to locate, identify, and acquire prospective helium exploration lands and productive helium property interests, find markets for any helium developed on such properties, and effectively distribute the helium into those markets. The helium development activities may not be economically viable because of unproductive helium properties, as well as helium properties that are productive but do not generate sufficient revenue to return a profit. Investing in a property does not ensure that the investment will be profitable since profitability depends on the cost of drilling and operating any wells on the property may exceed the amount of helium extracted from such wells. In addition, drilling hazards or environmental damage could increase the cost of operating any property. If the developmental costs exceed the Company’s estimate or if the development efforts of the Company do not produce results which meet our expectations, such efforts may not be commercially viable.

There are numerous risk associated with estimating helium reserves.

No reserves have been assigned in connection with the Company’s helium property interests to date, given their early stage of development. The future value of the Company’s helium reserves, if any, is therefore dependent on the success or otherwise of its activities, which are principally directed toward the future exploration, appraisal and development of its helium assets, and potential acquisition of property interests in the future. Estimating helium volumes is subject to significant uncertainties associated with technical data and the interpretation of that data, future commodity prices, and development and operating costs. There can be no guarantee that the Company will successfully convert any helium located on its properties to reserves and produce such estimated volume, if any. Estimates may alter significantly or become more uncertain when new information becomes available due to for example, additional drilling or production tests over the life of the field. As estimates change, development and production plans may also vary. Downward revision of helium volume estimates may adversely affect the Company’s operational or financial performance.

Helium volume estimates are expressions of judgment based on knowledge, experience and industry practice. These estimates are imprecise and depend to some extent on interpretations, which may ultimately prove to be inaccurate and require adjustment or, even if valid when originally calculated, may alter significantly when new information or techniques become available. As further information becomes available through additional drilling and analysis the estimates are likely to change. Any adjustments to volume could affect the Company’s exploration and development plans which may, in turn, affect the Company’s performance. The process of estimating helium resources is complex and requires significant decisions and assumptions to be made in evaluating the reliability of available geological, geophysical, engineering, and economic data for each property. Different engineers may make different estimates of resources, cash flows, or other variables based on the same available data.

Estimates include numerous assumptions relating to operating conditions and economic factors, including price at which recovered helium can be sold, future operating costs, costs associated with operations on producing wells to restore or increase production, and prevailing environment conditions associated with drilling.

The Company faces risks associated with its current lack of distribution agreements.

While the Company intends to partner with or sell to major industrial gas companies, the Company’s strategy is to become a fully integrated helium developer and processor and to sell directly to a limited number of major distributors and end-users in order to capture higher margins on its products. The Company currently does not have any formal agreements in place for accomplishing these strategic objectives, and the associated costs of and estimated timeline for the completion of these strategic objectives will not be able to be determined until such time that appraisal wells have been drilled and feasibility studies have been completed. Although the Company intends to enter into such formal agreements in the future, they may never be entered into. The absence of formal agreements could adversely affect the oversight and operations of any arrangement with these major industrial gas companies, major distributors and end-users, and the lack of clarity and specifically defined roles could lead to a strain on, or breakdown of, the working relationships between the Company and any of these major industrial gas companies, major distributors or end-users. Furthermore, in the event of a dispute prior to entry into formal agreements, it will not be immediately clear what recourse each party has against the other, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2024, and from the period from October 1, 2024, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1- July 31, 2024	—	$—	—	$4,058,047
August 1 - August 31, 2024	—	$—	—	$4,058,047
September 1 - September 30, 2024	19,000	$1.05	19,000	$4,037,713
Total	19,000	$1.05	19,000	$4,037,713

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1(c) Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1†	Purchase and Sale Agreement by and between New Horizon Resources LLC, as seller, and Warwick-Artemis, LLC, as buyer, dated July 9, 2024	8-K	000-06814	10.1	7/12/2024
10.2#	August 14, 2024, First Amended and Restated Employment Agreement between U.S. Energy Corp and Ryan L. Smith	8-K	000-06814	10.1	8/15/2024
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: November 12, 2024	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)