Form 10-K
period 2024-12-31
US ENERGY CORP
filed 2025-03-13
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the Nasdaq Capital Market as of June 28, 2024, the last business day of the most recently completed second fiscal quarter, based on the closing sales price on such date of $1.02, was $9,030,746. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The Registrant had 33,821,019 shares of its $0.01 par value common stock outstanding as of March 10, 2025.

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

Examples of forward-looking statements in this Annual Report include:

●	planned capital expenditures for industrial gas, oil and natural gas exploration and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of industrial gas, oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas production and future industrial gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns, wars and increased inflation and interest rates, and possible recessions caused thereby;

●	the effects of global pandemics on our operations, properties, the market for industrial gas, oil and natural gas, and the demand for industrial gas, oil and natural gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of industrial gas, oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive industrial gas, oil and natural gas properties; and

●	other plans and objectives for future operations, including industrial gas exploration and development.

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Results could differ materially from those anticipated in these statements as a result of numerous factors discussed below under “Summary of Risk Factors”, and under “Risk Factors”, below. Given these risks and uncertainties, readers are cautioned not to place undo reliance on such forward-looking statements.

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

Industrial gases.  Helium, carbon dioxide, nitrogen and hydrocarbons.

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

WTI. West Texas Intermediate.

PART I

Item 1. Business.

General Information

In this Annual Report on Form 10-K (this “Report”), we may rely on and refer to information regarding the oil and gas industry or the industrial gas industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, we have not independently verified any of it and we have not commissioned any of the market or survey data that is presented in this Report.

Please see the “Glossary” above for a list of abbreviations and definitions used throughout this Report.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2024 means the year ended December 31, 2024, whereas fiscal 2023 means the year ended December 31, 2023.

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

We have historically explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent regions. During the fourth quarter 2023, we sold virtually all of our non-operated properties and as of December 31, 2024, operate 99% of our reserves. In 2024, we continued to divest legacy assets (see divestment of properties) and redeploy capital into our core focus areas.

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

Industrial Gas Operations

In June 2024, the Company acquired approximately 144,000 acres across the Kevin Dome in Toole County, Montana for the purposes of exploring and exploiting multiple, industrial gas streams. We are in the early stages of our exploration and development program primarily focusing on drilling and completing wells and evaluating processing plant designs and supporting infrastructure.    Contemporaneously, we are also pursuing disposal well permits and regulatory approvals for the sequestration carbon, which we believe are complementary to our ongoing development activities.   We will also evaluate potential acquisitions we believe advance our project’s progress.   On January 7, 2025, we acquired an additional 24,000 net acres that are contiguous to our existing positions in Toole County including a non-producing well that is expected to be completed and tested in the first half of 2025.   Additionally, we anticipate drilling 2 new exploratory wells on the acquired acreage in the first half of 2025.

Office Location

Our principal executive office is located at 1616 S. Voss Road, Suite 725, Houston, Texas 77057. Our telephone number is (346) 509-8734.

Oil and Natural Gas Operations

We participate in oil and natural gas projects primarily as an operator. Our working interest varies by project and may change over time based on the terms of our leases and operating agreements. We are also actively pursuing potential acquisitions of exploration, development and production-stage oil and natural gas properties or companies. Key attributes of our oil and natural gas properties include the following:

●	Estimated proved reserves of 1,976,791 barrels of oil equivalent (BOE) (81% oil and 19% natural gas) as of December 31, 2024, with a standardized measure value of $23.8 million.

●	As of December 31, 2024, our oil and natural gas leases covered 207,243 gross acres and 147,782 net acres.

●	337 gross (327 net) producing wells as of December 31, 2024.

●	1,136 BOE per day average net production for 2024.

Recent Events:

Divestment of Properties

During the year ended December 31, 2024, the Company closed on a series of individual divestitures for a total of $14.0 million in net proceeds before transaction costs of $0.4 million. The Company was also relieved of associated asset retirement obligations of $5.4 million. The divestitures included primarily operated properties in Texas and Mid-Continent ("Mid-con") and encompassed 408 gross wells, with two prior dispositions, one relating to our South Texas properties and one relating to our East Texas properties, each discussed in greater detail below, accounting for the majority of the proceeds.

In South Texas, the Company divested its assets in Karnes County, Texas, for approximately $5.2 million in net cash proceeds after customary purchase price adjustments, effective April 1, 2024, with the transaction closing on July 31, 2024. These primarily operated properties, consisting of 8 gross wells, which averaged 155 barrels of oil equivalent per day (85% oil) during the first quarter of 2024, representing 13% of our total production over that period.

In East Texas, the Company sold the majority of its assets across Anderson, Chambers, Henderson, and Liberty Counties, Texas, for $6.8 million in net cash proceeds, effective November 1, 2024, with the transaction closing on December 31, 2024. This package, comprising 122 gross wells, averaged approximately 1.1 million cubic feet per day of natural gas and 168 barrels of oil per day (48% oil) for the quarter ending September 30, 2024.

In the Mid-con region, the Company divested all of its operated properties in the state of Kansas and Kay County, Oklahoma, for $1.2 million in net cash proceeds, effective November 1, 2024, with the transaction closing on October 31, 2024. This package comprised 21 gross wells.

Properties divested during 2024 represented 42% of the beginning of the year reserve volumes. The Company recognized a $5.0 million loss on the sale of its East Texas properties in the fourth quarter of 2024. The Company considered this a significant divestment that would significantly alter the relationship between capitalized costs and proved reserves as the divestiture represented 36% of our reserve volumes and 30% of our reserve value at the date of the divestiture.

The net proceeds from these divestitures were used to repay the outstanding balance on our credit facility, bringing the balance as of December 31, 2024 to $0.0 million. We also used part of the proceeds to fund the continued development of the Company's industrial gas project in Montana. These divestitures reflect the Company's strategic portfolio management, exiting non-core geographic regions to enhance liquidity, strengthen the balance sheet, and redirect capital toward high-growth opportunities.

Acquisition of Properties

Wavetech

On June 26, 2024, we entered into and closed the transactions contemplated by, a purchase and sale agreement with Wavetech Helium (“Wavetech” and the “Purchase Agreement”). Pursuant to the Purchase Agreement, effective June 1, 2024, we acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144,000 net acres located across the Kevin Dome Structure in Toole County, Montana (“the Assigned Rights”). The Assigned Rights vest upon the drilling of two wells on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, prior to the closing of the Purchase Agreement, the Company incurred $0.4 million of transaction costs related to the acquisition of the Assigned Rights. Additionally, we agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20 million has been incurred related to Wavetech's 17.5% interest. The Company accounted for the acquisition of the Assigned Rights as an asset acquisition.  As of March 10, 2025, we had drilled one of the two wells required to vest the Assigned Rights, and we expect this to be completed in the first half of 2025.

Synergy

On January 7, 2025, we entered and simultaneously closed the transactions contemplated by, a purchase and sale agreement, with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who is an approximate sixty percent beneficial owner of Synergy.

We acquired approximately 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, including all leases, wells, rights and interests in, under or derived from the acquired acreage subject to Synergy retaining an undivided twenty percent (20%) of Synergy’s right title and interest in the property.

Consideration for the transaction consisted of the following:  (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock; (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy acreage, until the earlier of (i) 78 months from the closing date; or (ii) the date the total costs associated therewith total $20 million; (d) our agreement to pay Synergy 18% of the cash amounts we actually realize from any  law or regulation from our sequestration of carbon oxides or similar substances derived directly from an agreed area of mutual interest including Synergy’s acreage; and (e) our agreement to pay Synergy 18% of the gain we may receive in connection with the sale of the future, first, gas processing plant located on Synergy’s acreage.

Derivative Activities

On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts for 2024 and 2025 production receiving $1.8 million. As of December 31, 2024, we no longer have any commodity derivative contracts outstanding.

Underwritten Offering

On January 22, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to an underwritten offering of 4,236,000 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), at a price to the public of $2.65 per share (such offering, the “Offering”).

Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 635,400 additional shares of Common Stock (the “Option”), which was exercised in full on January 25, 2025.

The sale of 4,871,400 shares of Common Stock (including the full 635,400 Option) in connection with the Offering, closed on January 23, 2025. The Company intends to use the approximately $12.1 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, for the development of its recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management had the ability, pursuant to the terms of the Underwriting Agreement, to use up to the entire amount of proceeds from the Option exercise to purchase shares of Common Stock from Sage Road Capital, LLC (a current shareholder of the Company whose co-manager is Joshua L. Batchelor, a member of the Board of Directors of the Company) or its affiliates at a price up to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

Under the terms of the Underwriting Agreement, the Company and the Company’s directors and executive officers and their affiliates, also agreed not to sell or transfer any Common Stock without first obtaining the written consent of the Representative, subject to certain exceptions (including the Sage Road Purchase, discussed below), for 60 days after January 22, 2025, the date of the final prospectus supplement relating to the Offering.

Related Party Share Repurchase

On January 27, 2025, the Company entered into a Share Repurchase Agreement with Banner Oil & Gas, LLC (“Banner”), Woodford Petroleum, LLC (“Woodford”), and Sage Road Energy II, LP, (“Sage Road”, and together with Banner and Woodford, the “Selling Stockholders”). In his capacity as co-Managing Partner of Sage Road Capital, LLC, which indirectly controls and manages certain funds which own a majority interest in Banner, Woodford and Sage Road, Joshua L. Batchelor, a member of the Board of Directors of the Company, may be deemed to beneficially own the shares of Common Stock held by the Selling Stockholders.

Pursuant to the Share Repurchase Agreement, the Company, in a private transaction, outside of, and separate from the Company’s previously disclosed share repurchase program, on January 27, 2025, repurchased (a) 534,020 shares of Common Stock held by Banner, (b) 41,229 shares of Common Stock held by Woodford, and (c) 60,151 shares of Common Stock held by Sage Road, for an aggregate of $1,574,362 or $2.47775 per share, which is the price per share of the 4,871,400 shares of Common Stock which we sold in our underwritten public offering which closed on January 23, 2025, less underwriting discounts and commissions, and which represented an 8.2% premium to the closing sales price of the Company’s Common Stock on January 27, 2025.

The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The share repurchase was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

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

Global Warming and Climate change. Various state governments and regional organizations have enacted, or are considering enacting, new legislation and promulgating new regulations governing or restricting the emission of Greenhouse Gases ("GHGs"), including from facilities, vehicles and equipment. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the oil and natural gas that we sell or the cost of the equipment and other materials we use. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment, install new emission controls on our equipment, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

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

Insurance

We have general liability and property insurance coverage in amounts we deem sufficient for our business operations, consisting of property loss insurance on major assets for the approximate value of the assets and additional liability and operator’s and control of well insurance for our industrial gas, oil and natural gas operations and drilling programs. We do not have insurance coverage for the lost revenues associated with a business interruption, nor do we have coverage for the loss of our oil and natural gas reserves. There is no guarantee that any insurance coverage would be sufficient to protect the value of our assets or to fully cover any losses sustained. Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in curtailment of projected future operations.

Human Capital

As of March 10, 2025, we had 20 full-time employees and 1 part-time employee, none of whom were subject to a collective bargaining agreement. In addition, we utilize several consultants on an as-needed basis. We recognize that our employees are our most valuable assets and drive the way we pursue our short-term and long-term goals. To attract and retain talent we promote:

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

We strive to provide competitive, performance-based compensation and benefits to our employees, including market-competitive pay, and various healthcare, retirement, and other benefit packages. The Compensation Committee of our Board of Directors oversees our compensation programs and designs programs to incentivize achievement of our corporate strategy and the matters of importance to our stakeholders.

Forward Plan

In 2025 and beyond, we intend to seek additional opportunities in the oil, natural gas and industrial gas sectors, including but not limited to further acquisition of assets, participation with industry partners in exploration and development projects, acquisition of existing companies, and the purchase of other industrial gas assets. We will continue to monetize legacy assets and redeploy capital into our core focus areas.   During the first half of 2025 we intend to complete two wells (including the well we drilled in the fourth quarter 2024) and drill two additional new wells targeting an industrial gas zone.  Share repurchases under our approved share repurchase program continued in 2024, and we have extended the share repurchase program until June 30, 2026.  These repurchases may resume so long as share prices remain attractive and repurchases remain in the best interests of both the Company and its stockholders.

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

Industry Operating Environment

The industrial gas and oil and natural gas industries are affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that may impact commodity prices in the current fiscal year and future periods include the ongoing international conflicts, the level of inflation and interest rates, access to capital at commercial reasonable costs, attacks on merchant vessels in the Red Sea and related political developments in response to tariffs and international conflicts, demand in domestic, Asian and European markets, and the extent to which exporting nations manage commodity supply or incentivize incremental production. Seasonal weather patterns and economic cycles also have a significant impact on commodity in both the industrial gas and oil and gas industries.

These factors may adversely impact the supply and demand for our products and influence our ability to develop, produce, process and transport industrial gas, oil and natural gas.  This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Development

During 2025, we will continue to evaluate opportunities to monetize legacy oil and natural gas assets and redeploy capital into our focus areas. As part of our development activities, we will focus on performing two industrial gas well completions (including the well we drilled in the fourth quarter 2024) and drilling two new industrial gas wells.  We may also participate in development projects with other operators near our acreage position in Toole County, Montana.

Seasonality

Winter weather conditions can limit or temporarily halt our drilling and producing activities. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations and those of our operating partners.

Title to Properties

Title to properties is subject to royalty, overriding royalty, carried working, net profits, working and other similar interests and contractual arrangements, liens for current taxes not yet due and other encumbrances. As is customary in the case of undeveloped properties, limited investigation of record title is made at the time of acquisition (other than preliminary review of local records).

Investigation, including a title opinion of local counsel, generally is made before commencement of drilling operations.

Marketing, Major Customers and Delivery Commitments

Markets for industrial gases, oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions, actions by exporting countries, and domestic demand, government regulations and policies. All of our existing oil and gas production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. Our industrial gas project is under development and as such, there is no industrial gas production that is currently marketed.   We had no significant delivery commitments as of  December 31, 2024.

Competition

Our operations are highly competitive in the search for and acquisition of additional oil and gas reserves and industrial gas resources. Our competitors principally consist of independent operators, small, and intermediate-sized industrial gas, oil and natural gas companies. Specifically, we compete for property acquisitions and our operating partners compete for the equipment and labor required to operate and develop our properties. Our competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Ultimately, our future success will depend on our ability to develop or acquire additional reserves and resources at costs that allow us to remain competitive.

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

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below. These risks include, but are not limited to, the following:

●	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fully develop our undeveloped acreage positions;

●	volatility in industrial gas and oil and natural gas prices, including declines in prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs or impairments on our gas assets;

●	the possibility that our business may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

●	the general risks of exploration and development activities, including the failure to find sufficient commercial quantities of industrial gas, oil and natural gas to provide a reasonable return on investment;

●	future production rates, and/or the ultimate recoverability of reserves, falling below estimates;

●	the ability to replace oil and natural gas reserves and industrial gas resources as they deplete from production;

●	environmental risks;

●

risks associated with our plan to develop additional operating capabilities, including the potential inability to recruit and retain personnel with the requisite skills and experience and liabilities we could assume or incur as an operator or to acquire operated properties or obtain operatorship of existing properties;

●	availability of pipeline capacity and other means of transporting production, and related midstream infrastructure and services;

●	competition in leasing new acreage and for drilling programs with operating companies, resulting in less favorable terms or fewer opportunities being available;

●	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

●

disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, such as the coronavirus, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

●	our lack of effective disclosure controls and procedures and internal control over financial reporting;

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;

●	dilution caused by new equity and/or debt offerings;

●	our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

●	the speculative nature of our industrial gas, oil and gas operations, and general risks associated with the exploration for, and production; including accidents, equipment failures or unanticipated mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

●	changes in the legal and regulatory environment, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●	improvements in, or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

●	the fact that our officers and directors beneficially own a majority of our common stock and that their interests may be different from other stockholders;

●	our dependence on the continued involvement of our present management;

●	economic downturns and possible recessions caused thereby (including as a result of changes in supply or demand, inflation and interest rates or global conflicts, such as the current conflicts in Ukraine and Israel);

●	the effects of global pandemics on our operations, properties, the market for our industrial gas, oil and natural gas;

●	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

●	anti-takeover effects of our governing documents and Delaware law; and

●	Other risks disclosed below under “Risk Factors”.

Risk Factors

The following risk factors should be carefully considered in evaluating the information in this annual report on Form 10-K.

Risks Related to the Industrial Gas, Oil and Natural Gas Industries and Our Business

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

Additionally, due to the nature of our business, i.e., that rates of production generally decline over time as oil and gas reserves and industrial gas resources are depleted, if we are unable to acquire additional properties and/or develop our reserves or resources, either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional properties, we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional required funding in the future, we will not be able to participate in the drilling of additional wells, will not be able to complete other drilling and/or workover activities.

If this were to happen, we may be forced to scale back our business plan which could result in the value of our outstanding securities declining in value.

Industrial gas, oil, natural gas liquids (NGL) and natural gas prices, are volatile and declines in the prices of such commodities have in the past, and will continue in the future to, adversely affect our business, financial condition or results of operations, and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price of industrial gas and oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Industrial gas, oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for industrial gas, oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the global COVID-19 outbreak, and then surging over $125 a barrel in early March 2022 following Russia’s invasion of Ukraine, before more recently trading around $70-$80 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI		Daily NYMEX natural
	oil spot price (per Bbl)		gas Henry Hub spot price (per Mmbtu)
	High	Low	High	Low
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Year ended December 31, 2023	$93.67	$66.61	$3.78	$1.74
Year ended December 31, 2024	$87.69	$66.73	$13.20	$1.21
Quarter ended March 31, 2025 (through February 24, 2025)	$80.73	$70.72	$9.86	$2.93

Declines in the prices we receive for our oil and natural gas can also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices can reduce the amount of industrial gas, oil and natural gas that we can produce economically and the estimated future cash flow from that production and, as a result, adversely affect the quantity and present value of our proved reserves. Among other things, a reduction in the amount or present value of our reserves can limit the capital available to us, and the availability of other sources of capital likely will be based to a significant degree on the estimated quantity and value of the reserves.

As described above, industrial gas, oil, NGLs, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and levels of such production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign demand and supply of industrial gas, oil, NGLs, and natural gas;

●	the prices and availability of competitors’ supplies of industrial gas, oil, NGLs, and natural gas;

●	the actions of the exporting countries or organizations such as Organization of Petroleum Exporting Countries, and state-controlled companies relating to price and production controls;

●	the price and quantity of foreign imports of industrial gas, oil, NGLs, and natural gas;

●	the impact of U.S. dollar exchange rates on industrial gas, oil, NGLs, and natural gas prices and interest rates and inflation;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of industrial gas, oil, NGLs, and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

●	the availability of pipeline, other transportation and refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as previously experienced with the COVID-19 pandemic;

●	weather conditions and natural disasters;

●	political conditions in or affecting industrial gas, oil, NGLs, and natural gas producing regions, including the Middle East and South America, and the conflicts in Ukraine and Israel;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;

●	the level of global industrial gas, oil, NGL, and natural gas inventories and exploration and production activity;

●	authorization of exports from the United States of industrial gas, oil, and liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy and industrial gas consumption; and

●	global economic conditions.

Declines in industrial gas, oil, NGL, or natural gas prices will reduce not only our revenue but also the quantity of production that can be produced economically. Should industrial gas, oil, natural gas and prices decline in the future, our operated wells, may be forced to be shut-in, and exploration and development plans for prospects and exploration or development activities may need to be postponed or abandoned. As a result, we may have to make substantial downward adjustments to our estimated proved reserves or industrial gas resources, each of which would have a material adverse effect on our business, financial condition, and results of operations.

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

The future value and resources associated with our industrial gas development are unknown and the Company may never realize the value of any resources.

No reserves or resources have been assigned in connection with our industrial gas interests to date, given their early stage of development. The future value of the Company is therefore dependent on the success or otherwise of drilling and development activities, which are principally directed toward the further exploration, appraisal and development of its assets in Montana, and construction of an industrial gas processing facility. Exploration, appraisal and development of industrial gas resources are speculative and involve a significant degree of risk. There is no guarantee that exploration or appraisal of our industrial gas interests will lead to a commercial discovery or, if there is a commercial discovery, that the Company will be able to realize the value of such resources as intended. If at any stage the Company is precluded from pursuing its exploration and development programs, or construction of a processing facility, or such programs are otherwise not continued, the Company’s business, financial condition and/or results of operations and, accordingly, the price of the Company’s shares, is likely to be materially adversely affected. Industrial gas exploration involves a high degree of risk and there is no assurance that expenditures made for future exploration or development activities will result in discoveries reserves that are commercially or economically viable.

The Company’s industrial gas properties are in the exploration stage; such properties may never yield commercial quantities of industrial gas; and the Company may not be able to commercially extract them, if present.

The Company’s industrial gas properties are in the exploration stage only. The Company has never had any material interest in industrial gas producing properties. There is no assurance that commercial quantities will be discovered at any of the properties or any future properties, nor is there any assurance that the exploration or development programs will yield any positive results. Even if commercial quantities of industrial gas are discovered, there can be no assurance that any development will result in profitable production. Factors which may limit the Company’s ability to produce include, but are not limited to, commodity prices, availability of additional capital and financing and the nature of any industrial gas deposits.

Our industrial gas, oil, natural gas and NGL operations are subject to environmental, legislative and regulatory initiatives that can materially adversely affect the timing and cost of operations and the demand for industrial gas, crude oil, natural gas, and NGLs.

Our operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and safety, the environment and natural resources. These laws and regulations can restrict or impact our business activities in many ways including, but not limited to the following:

●	requiring the installation of pollution-control equipment or otherwise restricting the handling or disposal of waste and other substances associated with operations;

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

Our industrial gas operations will require us to obtain licenses and permits which may not be obtained, may be delayed, or may limit our ability to undertake exploration, production and post gas processing injection activities.

The industrial gas operations of the Company will require us to obtain licenses for operating, permits, and in some cases, renewals of existing licenses and permits from government agencies. There can be no assurances that the Company will attain all permits and licenses necessary to achieve profitable production of industrial gas operations in the future. Further, the ability of the Company to obtain, sustain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies.

Our industrial gas operations are subject to risks and hazards which may not be covered by insurance.

The Company’s industrial gas operations are subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, mechanical failures, labor shortages, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties and/or facilities, personal injury or death, environmental damage to the properties, or delays in exploration, development and production activities, monetary losses and possible legal liability. Although the Company maintains insurance to protect against certain risks in such amounts as it considers reasonable, its insurance will not cover all the potential risks associated with our operations. The Company may also be unable to maintain insurance to cover these risks at reasonable costs. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. These events and limits to insurability may result in significant costs that could have a material adverse effect on our financial performance and results of operations.

We face risks associated with our ability to locate and commercially extract industrial gas.

The future value of the Company will depend in part on our ability to find and develop, produce, process and transport industrial gas resources that are economically recoverable within the Kevin Dome Structure in Toole County, Montana. The circumstances in which a discovered resource accumulation becomes or remains commercially viable depends on a number of factors. These include the particular attributes of the deposit, such as size, depth concentration, development cost and proximity to infrastructure as well as key external factors such as industrial gas supply and demand. This, along with other factors such as maintaining title to licenses, leases and permits, successful design, construction, commissioning and operating of wells and processing facilities may result in projects not being developed, or operations becoming unprofitable. Exploration involves activities and drilling operations which may not generate a positive return on investment. This may arise from dry wells, but also from wells that are productive but do not produce sufficient revenues to return a profit after accounting for drilling, operating and other associated costs. The outcome of any drilling program may be dependent on matters which include the resources composition, the flow rate and the rate of any decrease in pressure as the gas flows to the surface. These matters cannot be known until the Company undertakes drilling and production testing programs. The production from successful wells may also be impacted by various operating conditions, including insufficient storage or transportation capacity, or other geological and mechanical conditions. In addition, managing drilling hazards or environmental damage and pollution caused by exploration and development operations could greatly increase the associated cost and profitability of individual wells. The future exploration activities of the Company may be affected by a range of factors including geological conditions, limitations on activities due to seasonal weather patterns, unanticipated operational and technical difficulties, industrial and environmental accidents, landholder disputes, changing government regulations and many other factors beyond the control of the Company.

The success of the Company will also depend upon the Company having access to sufficient development capital, being able to maintain title to its properties and obtain all required approvals for its activities. In the event that exploration programs prove to be unsuccessful this could lead to a diminution in the value of the Company’s properties, a reduction in the cash reserves of the Company and possible relinquishment of the Company’s properties.

The exploration costs of the Company are based on certain assumptions with respect to the method and timing of exploration. By their nature, these estimates and assumptions are subject to significant uncertainties and, accordingly, the actual costs may materially differ from these estimates and assumptions. Accordingly, no assurance can be given that the cost estimates and the underlying assumptions will be realized in practice, which may materially and adversely affect the Company’s results of operations. Industrial gas exploration involves significant risk because it is unknown whether wells to be drilled will contain commercially economic quantities of industrial gas to develop into producing wells. As such, there can be no assurance that existing or future exploration programs will result in discovery of commercially viable resources. If there are resources located, there is no guarantee they can be commercially produced and processed.

The Company has never had any industrial gas producing properties and such properties may not result in profitable production.

The Company’s industrial gas interests are in the exploration stage only. The Company has never had any material interest in industrial gas producing properties. Even with the application of the best science and technology, there is no assurance that commercial quantities will be discovered at any of the Company's current properties or any properties the Company may acquire in the future, nor is there any assurance that the exploration or development programs of the Company will yield any positive results. The future development of any properties found to be economically feasible will require the construction and operation of wells and related infrastructure. Even if commercial quantities of industrial gas are discovered, there can be no assurance that any property of the Company will ever be brought to a stage where it can profitably be produced thereon. Factors which may limit the ability of the Company to produce industrial gas from its properties include, but are not limited to, commodity prices, availability of additional capital and financing and the nature of any resource deposits. It is common in exploratory operations to experience unexpected costs, problems and delays during construction and development. In addition, delays in the early stages of production often occur. Accordingly, there cannot be any assurance that activities will result in profitable industrial gas operations.

The Company faces industrial gas drilling risks.

The Company’s industrial gas exploration and development activities are dependent on the availability of drilling rigs and related equipment in the Kevin Dome Structure in Toole County, Montana. Increases in exploration activities could result in higher demand and limited availability for some types of drilling rigs and equipment in certain areas, which may result in delays to the Company’s planned exploration and development activities.

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

The Company may be unable or unwilling to develop commercially viable industrial gas operations.

On a long-term basis, in order for the Company’s industrial gas operations to be successful, the Company must explore, develop produce, process and dispose of post gas-processing waste materials, or acquire interests in producing industrial gas properties. Our success depends on our ability to locate, identify, and acquire prospective acreage and productive industrial gas property interests, find markets for such properties, and effectively distribute the industrial gas into those markets. The development activities may not be economically viable because of unproductive properties, as well as properties that are productive but do not generate sufficient revenue to return a profit. Investing in a property does not ensure that the investment will be profitable since profitability depends on the cost of drilling and operating any wells on the property may exceed the value of industrial gas extracted from such wells. In addition, drilling hazards or environmental damage could increase the cost of operating any property. If the developmental costs exceed the Company’s estimate or if the development efforts of the Company do not produce results which meet our expectations, such efforts may not be commercially viable.

There are numerous risks associated with estimating industrial gas resources.

No reserves or resources have been assigned in connection with the Company’s industrial gas interests to date, given their early stage of development. The future value of the Company’s industrial gas interests, if any, is therefore dependent on the success of our activities, which are principally directed toward the future exploration, appraisal and development of our industrial gas assets, and potential acquisition of property interests in the future. Estimating industrial gas volumes is subject to significant uncertainties associated with technical data and the interpretation of that data, future commodity prices, and development and operating costs. There can be no guarantee that the Company will successfully convert its properties into known resources or reserves and produce such estimated volume, if any. Estimates may alter significantly or become more uncertain when new information becomes available due to, for example, additional drilling or production tests over the life of the field. As estimates change, development and production plans may also vary. Downward revision of volume estimates may adversely affect the Company’s operational or financial performance.

Industrial gas volume estimates are expressions of judgment based on knowledge, experience and industry practice. These estimates are imprecise and depend to some extent on interpretations, which may ultimately prove to be inaccurate and require adjustment or, even if valid when originally calculated, may alter significantly when new information or techniques become available. As further information becomes available through additional drilling and analysis the estimates are likely to change. Any adjustments to volume could affect the Company’s exploration and development plans which may, in turn, affect the Company’s performance. The process of estimating industrial gas resources is complex and requires significant decisions and assumptions to be made in evaluating the reliability of available geological, geophysical, engineering, and economic data for each property. Different engineers may make different estimates of resources, cash flows, or other variables based on the same available data.

Estimates include numerous assumptions relating to operating conditions and economic factors, including, for example, prices at which recovered industrial gas can be sold, future operating costs, costs associated with operations on producing wells to restore or increase production, and prevailing environment conditions associated with drilling.

The Company faces risks associated with its current lack of distribution agreements.

While the Company intends to partner with or sell to major industrial gas companies, the Company’s strategy is to become a fully integrated industrial gas developer and processor and to sell directly to a limited number of major distributors and end-users in order to capture higher margins on its products. The Company currently does not have any formal agreements in place for accomplishing these strategic objectives, and the associated costs of and estimated timeline for the completion of these strategic objectives will not be able to be determined until such time that appraisal wells have been drilled and feasibility studies have been completed. Although the Company intends to enter into such formal agreements in the future, they may never be entered into. The absence of formal agreements could adversely affect the oversight and operations of any arrangement with these major industrial gas companies, major distributors and end-users, and the lack of clarity and specifically defined roles could lead to a strain on, or breakdown of, the working relationships between the Company and any of these major industrial gas companies, major distributors or end-users. Furthermore, in the event of a dispute prior to entry into formal agreements, it will not be immediately clear what recourse each party has against the other, if any.

The Company’s industrial gas production and margins thereon, if any, will be subject to changing prices.

The Company’s possible future industrial gas revenues may be derived from royalties gained from potential joint ventures or other arrangements. Consequently, the Company’s potential future earnings will likely be closely related to the market prices of industrial gas. Industrial gas prices fluctuate and are affected by numerous industry factors including global and regional supply and demand for the resource, forward selling by producers, production cost levels in major producing regions and macroeconomic factors, such as inflation, interest rates, currency exchange rates. If prices of industrial gas were to fall below the costs of production and remain at such a level for any sustained period, the Company would experience losses and could have to curtail or suspend some or all of its proposed activities. In such circumstances, the Company would also have to assess the economic impact of any sustained lower commodity prices on recoverability of its industrial gas investment.

The Company’s industrial gas operations will be subject to gas processing and transportation costs and risks.

Disruption in, or increased costs of gas processing and transportation services could make industrial gas a less competitive product or could make the Company’s future production, if any, less competitive than other sources. The industry depends on electricity and fuel gas to process gas, and trucking, ocean-going vessels, pipeline facilities, and barge transportation to deliver shipment.  Gas processing and transportation costs are a significant component of the total operating cost. Disruptions of gas processing and transportation services due to shortages, weather problems, strikes, delays, lockouts, or other events beyond the control of the Company could temporarily impair the ability to supply industrial gas to customers and may result in lost sales. In addition, increases in gas processing and transportation costs could adversely affect profitability.

The Company’s industrial gas exploration and production activities will be subject to technological risks.

The industrial gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technology. Other companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company does. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. If the Company is unable to use the most advanced commercially available technology in its business, its financial condition and results of operations could be materially adversely affected.

Our business and operations were previously adversely affected by the COVID-19 pandemic and may be adversely affected by other similar outbreaks.

Due to the COVID-19 pandemic and falling oil and gas prices, operators responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells, which had a material adverse effect on our operations in the region. Future adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, could similarly have a material adverse effect on our operations, and those of our subcontractors, customers, and suppliers, and result in delays or disruptions and/or temporary suspensions of operations. Other contagious diseases in the human population could have similar adverse effects.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity, and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, tariffs, changing inflation and interest rates, the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of industrial gas, oil and natural gas, declining business and consumer confidence, and increased unemployment, may result in an economic slowdown and/or a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell industrial gas, oil, natural gas, and natural gas liquids, and/or affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

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

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession, application of tariffs and trade wars, the price of energy, fluctuating interest rates and inflation, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

The development of industrial gas, oil and natural gas properties involves substantial risks that may result in a total loss of investment.

The business of exploring for, working over and developing industrial gas, natural gas and oil properties involves a high degree of business and financial risk, and thus a significant risk of loss of initial investment that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The cost and timing of drilling, workover completing and operating wells is often uncertain. Factors which can delay or prevent drilling or production, or otherwise impact expected results, include but are not limited to:

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

In addition, initial 24-hour or other limited-duration production rates announced regarding our industrial gas, oil and natural gas properties are not necessarily indicative of future production rates.

Dry holes and other unsuccessful or uneconomic exploration, exploitation and development activities can adversely affect our cash flow, profitability and financial condition, and can adversely affect our reserves.

Oil price differential and oil price differentials in other properties in Wyoming and Montana could have adverse impacts on our revenue.

Crude oil produced from our properties in Wyoming and Montana realize lower prices from those prices associated with West Texas Intermediate Crude (“WTI”). This discount, or differential, which is due in part to transportation costs, may widen in the future, which would reduce the price we receive for our Wyoming and Montana production. We may also be adversely affected by widening differentials in other areas of operation. This makes it more likely that a downturn in oil prices will result in a ceiling limitation write-down of our oil and natural gas properties. A widening of the differential would reduce the cash flow from our Wyoming and Montana properties and adversely impact our ability to participate fully in drilling. Our production in other areas could also be affected by adverse changes in differentials. In addition, changes in differentials could make it more difficult for us to effectively hedge our exposure to changes in commodity prices.

Unanticipated costs could require new capital that may not be available.

The industrial gas and oil and natural gas businesses hold the potential opportunity for significant returns on investment, but achievement of such returns is subject to high risk. For example, initial results from one or more industrial gas, oil and natural gas programs could be marginal but warrant investing in more wells. Dry holes, over-budget exploration costs, low commodity prices, or any combination of these or other adverse factors, could result in production revenues falling below projections, thus adversely impacting cash expected to be available for a continued work program, and a reduction in cash available for investment in other programs. These types of events could require a reassessment of priorities and therefore potential re-allocations of existing capital and could also mandate obtaining new capital. There can be no assurance that we will be able to complete any financing transaction on acceptable terms.

Competition may limit our opportunities in the industrial gas, oil and natural gas business.

The industrial gas and oil and natural gas businesses are very competitive. We compete with many public and private exploration and development companies in finding investment opportunities. We also compete with industrial gas and oil and natural gas operators in acquiring acreage positions. Our principal competitors are small to mid-size companies with in-house industrial gas and/or petroleum exploration and drilling expertise. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. They also may be willing and able to pay more for industrial gas, oil and natural gas properties than our financial resources permit, and may be able to define, evaluate, bid for and purchase a greater number of properties. In addition, there is substantial competition in the industrial gas, oil and natural gas industry for investment capital, and we may not be able to compete successfully in raising additional capital if needed.

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

If our access to oil and natural gas markets is restricted, it could negatively impact our production and revenues. Securing access to takeaway capacity may be particularly difficult in less developed areas of Montana and Wyoming.

Market conditions or limited availability of satisfactory industrial gas, oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our industrial gas, oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and other midstream facilities. The ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, rail transportation and processing facilities owned and operated by third parties. In particular, access to adequate gathering systems or pipeline or rail takeaway capacity is limited in Montana and Wyoming. In order to secure takeaway capacity and related services, we or our operating partners may be forced to enter into arrangements that are not as favorable to operators as those in other areas.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. The third parties’ control when or if such facilities are restored after disruption, and what prices will be charged for products. Federal and state regulation of industrial gas, oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

If we are unable to replace reserves, we will not be able to sustain production.

Our future operations depend on our ability to find, develop, and acquire industrial gas, crude oil, natural gas, and NGL reserves that are economically producible. Our properties produce crude oil, natural gas, and NGLs at a declining rate over time and are expected to produce industrial gas at a declining rate over time. In order to maintain current production rates, we must locate and develop or acquire new crude oil, natural gas, and NGL reserves to replace those being depleted by production and in the future will need to locate and develop or acquire new industrial gas reserves. Without successful drilling or acquisition activities, our reserves and production will decline over time. In addition, competition for industrial gas, crude oil and natural gas properties is intense, and many of our competitors have financial, technical, human, and other resources necessary to evaluate and integrate acquisitions that are substantially greater than those available to us.

As part of our growth strategy, we intend to make acquisitions. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable, and acquisitions pose substantial risks to our business, financial condition and results of operations. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources than we do. In the event we do complete an acquisition, its successful impact on our business will depend on a number of factors, many of which are beyond our control. These factors include the purchase price for the acquisition, future industrial gas, crude oil, natural gas, and NGL prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation, and development activities on the acquired properties, and future abandonment and possible future environmental or other liabilities. There are numerous uncertainties inherent in estimating quantities of proved industrial gas, oil and natural gas reserves, actual future production rates, and associated costs and potential liabilities with respect to prospective acquisition targets. Actual results may vary substantially from those assumed in the estimates. A customary review of subject properties will not necessarily reveal all existing or potential problems.

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

At December 31, 2024, 100% of our estimated proved reserves were developed producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells, volumetric analysis or probabilistic methods, in contrast to the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations.

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

Further, the use of a 10% discount factor to calculate PV-10 and standardized measure are determined under generally accepted accounting standards in the U.S.   These values do not necessarily represent fair value or reflect the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Unless production is established within the spacing units covering the undeveloped acres on which some of our potential drilling locations are identified, the leases for such acreage will expire. The costs to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. The risk that our leases may expire will generally increase when commodity prices fall, as lower prices may cause our operating partners to reduce the number of wells they drill. In addition, on certain portions of our acreage, third-party leases could become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business.

Our producing properties are primarily located in Montana, Wyoming, Texas, and Oklahoma, making us vulnerable to risks associated with having operations concentrated in these geographic areas.

Because our operations are geographically concentrated in Montana, Wyoming, Texas, and Oklahoma, the success and profitability of our operations may be disproportionally exposed to the effect of regional events. These include, among others, regulatory issues, natural disasters and fluctuations in the prices of industrial gas, crude oil and natural gas produced from wells in the region and other regional supply and demand factors, including gathering, pipeline and other transportation capacity constraints, available rigs, equipment, oil field services, supplies, labor and infrastructure capacity. Any of these events has the potential to cause producing wells to be shut-in, delay operations and growth plans, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration. In addition, our operations may be adversely affected by seasonal weather and lease stipulations designed to protect wildlife, which can intensify competition for services, infrastructure and equipment during months when drilling is possible and may result in periodic shortages. Any of these risks could have a material adverse effect on our financial condition and results of operations.

Insurance may be insufficient to cover future liabilities.

Our business is currently focused on industrial gas and oil and natural gas exploration and development, and we also have potential exposure to general liability and property damage associated with the ownership of other corporate assets. We have obtained insurance policies for our industrial gas and oil and natural gas operations covering both operated and non-operated properties, as well as, policies covering corporate liabilities and damage to corporate assets.

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

Improvements in, or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and natural gas, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased, it could have an adverse effect on our operations and the value of our assets.

Permitting requirements could delay our ability to start or continue our operations.

Industrial gas, oil and natural gas projects are subject to extensive permitting requirements. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments made.

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

Industrial gas, oil and natural gas operations in Montana, Wyoming and Texas can be adversely affected by seasonal weather conditions. In Montana and Wyoming, drilling and other industrial gas, oil and natural gas activities sometimes cannot be conducted as effectively during the winter months, and this can materially increase our operating and capital costs. Texas operations are also subject to the risk of adverse weather events, including hurricanes.

Shortages of equipment, services and qualified personnel could reduce our cash flow and adversely affect results of operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the industrial gas, oil and natural gas industry can fluctuate significantly, often in correlation with industrial gas, oil and natural gas prices and activity levels in new regions, causing periodic shortages. During periods of high industrial gas, oil and natural gas prices, the demand for drilling rigs and equipment tends to increase along with increased activity levels, and this may result in shortages of equipment. Higher industrial gas, oil and natural gas prices generally stimulate increased demand for equipment and services and subsequently often result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel in exploration, production and midstream operations. These types of shortages and subsequent price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those activities that we currently have planned and budgeted, causing us to miss our forecasts and projections.

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

We may purchase industrial gas, oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring industrial gas, oil and natural gas properties, we estimate the reserves, future industrial gas, oil and natural gas prices, operating costs, potential environmental liabilities, and other factors relating to the properties. However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties we buy. We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We generally do not perform inspections on every well or property, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with the properties we acquire. If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our business, financial condition, and results of operations could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

The properties we acquire may be subject to liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations as a result of such acquisitions.

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

Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness related to the ineffective design of our accounting system.  Specifically, reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party information technology general controls (“ITGCs”).  The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

As a result, our management also concluded that our disclosure controls and procedures were not effective as of  December 31, 2024, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures and such disclosure controls and procedures have not been deemed effective since approximately December 31, 2016.

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

Risks Related to Governmental Regulations

Industrial gas, oil and natural gas operations are subject to environmental, legislative and regulatory initiatives that can materially adversely affect the timing and cost of operations and the demand for industrial gas, oil, natural gas, and NGLs.

Our operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and safety, the environment and natural resources. These laws and regulations can restrict or impact our business activities in many ways including, but not limited to the following:

●	requiring the installation of pollution-control equipment or otherwise restricting the handling or disposal of waste and other substances associated with operations;

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

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the elimination of the deduction from income for domestic production activities relating to oil and gas exploration and development, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to industrial gas, oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

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

Our industries and the broader US economy experienced higher than expected inflationary pressures in 2022 and beyond, related to continued supply chain disruptions, tariffs, labor shortages and geopolitical instability. Should these conditions reappear, our business, results of operations and cash flows could be materially and adversely affected.

We have previously seen significant increases in the costs of certain materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors. Those supply and demand fundamentals were further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. While prior supply chain constraints and demand fundamentals have more or less reverted to pre-2022 levels, tariffs, inflationary pressures and future supply chain disruptions, increased demand, labor shortages, increased inflation and interest rates, and other factors may adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, in the future, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

John A. Weinzierl, Duane H. King and Joshua Batchelor, each a member of the Board of Directors of the Company, may hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and together such persons control or have joint control, over a majority of our common stock. We believe these positions will not conflict with their roles or responsibilities with our company. Certain of these entities are party to agreements with the Company and if any of these companies enter into any additional transactions or agreements with our company, or other related party transactions or matters exist, potential conflicts of interest could arise from the directors performing services for us and these other entities.

Certain of our directors beneficially own approximately 52.9% of our outstanding common stock, which gives them majority voting control over stockholder matters, and each are also party to a Nominating and Voting Agreement, which allows them to control who is appointed to the Board of Directors of the Company and their interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable Nasdaq Capital Market Rules.

John A. Weinzierl, Duane H. King and Joshua Batchelor, our Chairman, director, and director, respectively, beneficially own an aggregate of 18,366,735 shares of our common stock, representing approximately 51.1% of our outstanding common stock, including approximately 27.5%, 10.1% and 17.4% of our common stock beneficially owned by each of John A. Weinzierl, Duane H. King and Joshua Batchelor, including the recent grants approved as of February 14, 2025. Ownership splits include shares owned directly and indirectly by each director. As such, Messrs. Weinzierl, King and Batchelor can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our Certificate of Incorporation or Bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Messrs. Weinzierl’s, King’s and Batchelor’s interests may generally be aligned with the interests of our stockholders, in some instances Messrs. Weinzierl, King and Batchelor may have interests different than the rest of our stockholders. Messrs. Weinzierl’s, King’s and Batchelor’s influence or control of our company as stockholders may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Messrs. Weinzierl, King and Batchelor control the stockholder vote, investors may find it difficult to replace Messrs. Weinzierl, King and Batchelor (and such persons as they may appoint from time to time) as members of our management and board of directors if they disagree with the way our business is being operated. Additionally, the interests of Messrs. Weinzierl, King and Batchelor may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Separately, each of the entities controlled by Messrs. Weinzierl, King and Batchelor entered into an Amended and Restated Nominating and Voting Agreement with us and certain of their affiliates and other third parties on September 16, 2022 (the “A&R Voting Agreement”). The A&R Voting Agreement provides that each of Lubbock Energy Partners LLC; Banner Oil & Gas, LLC, Woodford Petroleum, LLC and Llano Energy LLC (each a “Nominating Party”), each of which were at the time of entry into the A&R Voting Agreement, beneficially owned by one or more of Messrs. Weinzierl, King and Batchelor, has the right to designate for nomination to the Board two nominees (for so long as such Nominating Party (and its affiliates) beneficially owns at least 15% of the Company’s outstanding common stock) and one nominee (for so long as such Nominating Party (and its affiliates) beneficially owns at least 5% of the Company’s common stock), for appointment at any stockholder meeting or via any consent to action without meeting of the stockholders of the Company. The A&R Voting Agreement also requires the Board to include such nominees in the slate of directors up for appointment at each meeting of stockholders where directors will be appointed, and take other actions to ensure that such persons are elected to the Board by the stockholders of the Company. Pursuant to the A&R Voting Agreement, if any Nominating Party’s nominated party ceases for any reason to serve on the Board, such nominated party will be provided the right to appoint another person to the Board, who shall be appointed to the Board pursuant to the power to fill vacancies given to the Board without a stockholder vote, by the Bylaws of the Company.

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

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, Ryan L. Smith. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Smith. We do not believe that Mr. Smith could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Smith or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. The Company entered into an agreement with Mr. Smith on May 5, 2022. The term of Mr. Smith’s Employment Agreement commenced on May 5, 2022, and had an initial term expiring January 1, 2024, subject to automatic one-year renewals thereafter in the event neither party provides the other at least 60 days prior written notice of their intention not to renew the terms of the agreement.  Because neither party provided the other notice of termination prior to January 1, 2024, the agreement renewed for an additional one year, and currently had a term through January 1, 2025 (subject to additional one year renewals thereafter). On August 14, 2024, effective July 1, 2024, the Company entered into a new amended and restated employment agreement with Mr. Smith, which amended and restated in its entirety the prior employment agreement between the Company and Mr. Smith dated May 5, 2022. That new agreement has an initial term expiring January 1, 2027, subject to automatic successive two-year renewals thereafter.

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

Risks Related to Our Credit Agreement

Our obligations under our credit agreement with FirstBank Southwest (the "Credit Agreement") are secured by a first priority security interest in substantially all of our assets.

Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As such, our creditor may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless. Our Credit Agreement expires January 5, 2026, and there can be no assurance that we can renew or extend the Credit Agreement with the same terms or conditions.

Our failure to comply with the covenants in the documents governing our existing and future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with the Credit Agreement, we agreed to comply with certain affirmative and negative covenants and agreed to meet certain financial covenants. We are required to make certain mandatory repayments under the Credit Agreement, in the event the borrowing base decreases below the aggregate amount of loans made by the lenders and/or if as of the last business day of any calendar month, certain required debt ratios required under the Credit Agreement are not met, there are outstanding amounts owed to the lenders, and the Company has consolidated cash on hand in excess of $5 million, and in some cases we are also required to pay cash to the agent to be held as collateral. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries party to such Credit Agreement (the "Loan Parties"), including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, transactions with affiliates, and dividends and other distributions. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. The Credit Agreement also requires us to hedge certain oil and gas volumes, based on our utilization of the borrowing base.

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

Our stock price has historically been and is likely to continue to be volatile.

Our stock is traded on The Nasdaq Capital Market under the symbol “USEG”. For the twelve-month period ending March 10, 2025, our common stock has traded as high as $6.40 per share and as low as $0.81 per share. We expect our common stock will continue to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

●	price volatility in the industrial gas, oil and natural gas commodities markets;

●	variations in our drilling, recompletion and operating activity;

●	relatively small amounts of our common stock trading on any given day;

●	additions or departures of key personnel;

●	legislative and regulatory changes; and

●

changes in the national and global economic outlook, including, but not limited to, as a result of inflation and interest rates, and global conflicts, including the current ongoing conflict between Ukraine and Russia), and tariffs.

The stock market has recently experienced significant price and volume fluctuations, and industrial gas, oil and natural gas prices have also experienced significant volatility. These fluctuations have particularly affected the market prices of securities of industrial gas, oil and natural gas companies like ours.

Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least one of the following: $2.5 million in stockholders’ equity, at least $35 million in market value of listed securities or $500,000 in net income over the prior two years or two of the prior three years and also meet other conditions including having a majority of independent directors and maintaining a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not have at least $35 million in market value of listed securities, and we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market or OTC Pink market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

On January 29, 2025, the Board of Directors authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and set to expire on June 30, 2024. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, or when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  The program does not obligate the Company to acquire a minimum amount of shares.

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

We have registered the resale of 19,905,736 shares of common stock pursuant to a Form S-3 Registration Statement, which shares of common stock represent approximately 58.9% of our currently outstanding shares of common stock. Such shares of common stock may be resold in the public market immediately without restriction. The registered shares represent a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, could significantly depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate.

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

Our consolidated financial statements are subject to the application of GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

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

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the elimination of the deduction from income for domestic production activities relating to industrial gas, oil and natural gas exploration and development, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to industrial gas oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

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

The Company’s Director of IT is primarily responsible for the day-to-day operation of the Company’s cybersecurity program and for identifying cybersecurity threats and incidents and managing the material risks associated with the cybersecurity threats. The Company’s Director of IT engages third-party vendors and cybersecurity consortiums periodically for cybersecurity-related guidance and certifications. In the event of a cybersecurity incident, the Company’s process calls for the Director of IT and Chief Financial Officer, to work to assess and respond to the incident and provide briefings to the Chief Executive Officer and the Audit Committee of the Board of Directors.

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

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties.

Our oil and gas properties are described below and under Item 8, Notes 5 and 16 of the Notes to Consolidated Financial Statements under the captions “Oil and Natural Gas Producing Activities” and “Supplemental Oil and Natural Gas Information (Unaudited)”, respectively.

Oil and Natural Gas Interests

Reserve estimates are based on average prices per barrel of oil and per Mmbtu of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period. Reserve estimates as of December 31, 2024, 2023 and 2022 are based on the following average prices, in each case as adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis:

	Average Price During
	2024	2023	2022

Oil (per Bbl)	$75.48	$78.22	$93.67
Gas (per Mmbtu)	$2.13	$2.64	$6.36

Presented below is a summary of our proved oil and natural gas reserve quantities, all of which are located in the United States, as of the end of each of our last three fiscal years:

	As of December 31,
	2024 (1)			2023 (1)			2022 (1)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)

Proved developed	1,592	2,307	1,977	3,155	10,054	4,830	5,109	16,317	7,828
Proved non-producing	-	-	-	28	28	33	31	31	36
Proved undeveloped	-	-	-	-	-	-	-	-	-

Total proved reserves	1,592	2,307	1,977	3,183	10,082	4,863	5,140	16,348	7,864

(1)

Our reserve estimates as of December 31, 2024, 2023 and 2022 are based on reserve reports prepared by Don Jacks of On Point Resources, Inc. A copy of On Point Resources, Inc.’s latest report is filed as Exhibit 99.1 to this annual report on Form 10-K.

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

Our reserves are reviewed by our management quarterly and by the Audit Committee of our Board of Directors at least annually. Our management, which includes our Chief Executive Officer and Chief Financial Officer, is responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate. The Audit Committee reviews a summary of the final reserves estimate and meets independently with Mr. Jacks separate from our management to discuss processes and findings in the reserve report. The Audit Committee can and does request reports and information from Mr. Jacks to independently verify values reported by the management team.

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

Proved Undeveloped Reserves. As of December 31, 2024, 2023 and 2022, we did not record any proved undeveloped (“PUD”) reserves due to the lack of an approved development plan for development of potential PUD reserves and uncertainty regarding the deployment of such capital that would be required to develop any PUD reserves.

Oil and Natural Gas Production, Production Prices, and Production Costs. The following table sets forth certain information regarding our net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Production Volume
Oil (Bbls)	256,166	391,645	396,456
Natural gas (Mcfe)	958,325	1,396,650	1,344,735
BOE	415,887	624,420	620,579

Daily Average Production Volume
Oil (Bbls per day)	700	1,073	1,086
Natural gas (Mcfe per day)	2,618	3,826	3,684
BOE per day	1,136	1,711	1,700

Net prices realized(1)
Oil per Bbl	$70.91	$72.39	$91.54
Natural gas per Mcfe	2.56	2.84	6.14
Oil and natural gas per BOE	49.58	51.75	71.79

Operating Expenses per BOE
Lease operating expenses, gathering, transportation, and treating, and production taxes	$30.40	$28.70	$32.63
Depreciation, depletion, accretion, and amortization	19.85	17.99	15.48

(1)	Net prices realized represent actual prices realized without regard to the effects of commodity derivatives.

We encourage you to read this information in conjunction with the information contained in our financial statements and related notes included in this annual report on Form 10-K.

The following table provides a regional summary of our production for the years ended December 31, 2024, 2023 and 2022

	2024			2023			2022
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)

Rockies	112,191	37,829	118,496	146,199	84,431	160,271	161,655	223,394	198,887
South Texas, West Texas, and Gulf Coast	69,367	39,677	75,980	143,825	168,884	171,972	163,532	244,935	204,355
Mid-continent	74,608	880,819	221,411	101,621	1,143,335	292,177	71,269	876,407	217,337

Total	256,166	958,325	415,887	391,645	1,396,650	624,420	396,456	1,344,736	620,579

Drilling and Other Exploratory and Development Activities - Oil and Natural Gas. The following table sets forth information with respect to development and exploratory activity on oil and natural gas wells in which we own an interest during the periods ended December 31, 2024, 2023 and 2022.The table below does not include industrial gas wells. The Company drilled one industrial gas well during the fourth quarter of 2024.

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	-	-	1	0.01	8.0	0.24
Non-productive	-	-	-	-	-	-

Sub-total	-	-	1	0.01	8.0	0.24

Exploratory wells:
Productive	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-

Sub-total	-	-	-	-	-	-

Total	-	-	1	0.01	8.0	0.24

The number of gross oil and gas wells is the total number of wells we participated in, regardless of our ownership interest in the wells. The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered.

Present Activities. Since April 12, 2023, we have not drilled or participated in the drilling of any oil and gas wells, however, we are in the process of returning to production idle wells we acquired in 2022. The table above does not include industrial gas wells. The Company drilled one industrial gas well during the fourth quarter of 2024 and is expected to be completed in the first half of 2025.

Oil and Natural Gas Properties, Wells, Operations and Acreage. The following table summarizes information about our gross and net productive wells as of December 31, 2024.

	Gross Producing Wells			Net Producing Wells			Average Working Interest
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total

Rockies	264	3	267	259	3	261.8	98.0%	100.0%	98.1%
West Texas, South Texas, and Gulf Coast	48	8	56	46	7	52.9	96.7%	81.3%	94.5%
Mid-continent	11	3	14	10	2	12.5	91.8%	81.3%	89.6%

Total	323	14	337	315.3	11.9	327.3	97.6%	85.3%	97.1%

Wells are classified as oil or natural gas wells according to the predominant production stream.

Acreage. The following table summarizes our estimated developed and undeveloped leasehold acreage for oil and natural gas (does not include industrial gas acreage) as of December 31, 2024:

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net

Rockies	156,459	130,019	-	-	156,459	130,019
West Texas, South Texas, and Gulf Coast	13,256	12,997	-	-	13,256	12,997
Mid-Continent	5,294	4,766	-	-	5,294	4,766

Total	175,010	147,782	-	-	175,010	147,782

For our non-operated properties, we are subject to lease expiration if the operator does not commence the development of operations within the agreed terms of our leases. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have commenced. As of December 31, 2024, all of our acreage is held by production.

Industrial Gas Assets

Excluded from tables above are our assets related to our industrial gas project.   Through two acquisitions, one occurring on June 26, 2024, and another on January 7, 2025, we acquired approximately 168,000 acres on the Kevin Dome in Toole County, Montana.   During the fourth quarter of 2024, we drilled and completed portions of our first well – Big Rose, which is currently being evaluated with additional completion procedures expected in first half of 2025. We also acquired a shut-in industrial gas well in connection with the Synergy acquisition and plan to complete and test that well in the first half of 2025.  Additionally, we are planning to drill two new wells during the first half of 2025. We have not recorded any proven industrial gas reserves or resources attributable to our acquired acreage.

Real Estate

In April 2024, we sold three city lots covering 13.84 acres in Riverton, Wyoming. The proceeds from the sale, net of closing costs amounted to $139 thousand.

Office Space

As of March 13, 2025, we have leased office space for our Company headquarters in Houston, Texas of 11,000 square feet.  The lease is described in greater detail in “Note 4. Leases”, to the footnotes to the financial statements included herein.

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

Environmental Contingencies

The nature of the industrial gas, natural gas and oil businesses carries with it certain environmental risks for us and our subsidiaries. We have implemented various policies, programs, procedures, training and audits to reduce and mitigate such environmental risks. We conduct periodic reviews, on a company-wide basis, to assess changes in our environmental risk profile. In the event we believe that economic losses are probable and reasonably estimable, we establish environmental reserves. We manage our exposure to environmental liabilities in acquisitions by using an evaluation process that seeks to identify pre-existing contamination or compliance concerns and address the potential liability. Depending on the extent of an identified environmental concern, we may, among other things, exclude a property from the transaction, require the seller to remediate the property to our satisfaction in an acquisition or agree to assume liability for the remediation of the property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “USEG”.

Holders

As of March 10, 2025, we had 33,821,019 shares of common stock issued and outstanding held by 325 stockholders of record.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2024, or for the period from January 1, 2024 to the filing date of this report, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
Three Months Ended, March 31, 2024	318,200	$1.06	318,200	$4,229,203
Three Months Ended, June 30, 2024	145,300	$1.16	145,300	$4,058,047
Three Months Ended, September 30, 2024	19,000	$1.05	19,000	$4,037,713
Three Months Ended December 31, 2024	134,100	$1.53	134,100	$3,830,436
Total	616,600	$1.18	616,600	$3,830,436

(1)

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock, which was originally extended on March 19, 2024 and more recently extended on January 29, 2025. Subject to any future extensions, the repurchase program is scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when the program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The program does not obligate the Company to acquire a minimum amount of shares.

(2)	See our Consolidated Statements of Changes in Shareholders' Equity for a full roll forward of share activity during the year ended December 31, 2024.

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

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024 and 2023.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

Recent Developments

Acquisition of Properties

Wavetech

On June 26, 2024, we entered into and closed the transactions contemplated by, a purchase and sale agreement with Wavetech Helium (“Wavetech” and the “Purchase Agreement”). Pursuant to the Purchase Agreement, effective June 1, 2024, we acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144,000 net acres located across the Kevin Dome Structure in Toole County, Montana (“the Assigned Rights”). The Assigned Rights vest upon the drilling of two wells on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, prior to the closing of the Purchase Agreement, the Company incurred $0.4 million of transaction costs related to the acquisition of the Assigned Rights. Additionally, we agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20 million has been incurred related to Wavetech's 17.5% interest. The Company accounted for the acquisition of the Assigned Rights as an asset acquisition.  As of March 10, 2025, we had drilled one of the two wells required to vest the Assigned Rights, and we expect this to be completed in the first half of 2025.

Synergy

On January 7, 2025, we entered and simultaneously closed the transactions contemplated by, a purchase and sale agreement, with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who is an approximate sixty percent beneficial owner of Synergy.

We acquired approximately 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, including all leases, wells, rights and interests in, under or derived from the acquired acreage subject to Synergy retaining an undivided twenty percent (20%) of Synergy’s right title and interest in the property.

Consideration for the transaction consisted of the following:  (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock; (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy acreage, until the earlier of (i) 78 months from the closing date; or (ii) the date the total costs associated therewith total $20 million; (d) our agreement to pay Synergy 18% of the cash amounts we actually realize from any  law or regulation from our sequestration of carbon oxides or similar substances derived directly from an agreed area of mutual interest including Synergy’s acreage; and (e) our agreement to pay Synergy 18% of the gain we may receive in connection with the sale of the future, first, gas processing plant located on Synergy’s acreage.

Divestiture of Properties

During the year ended December 31, 2024, the Company closed on a series of individual divestitures for a total of $14.0 million in net proceeds before transaction costs of $0.4 million. The Company was also relieved of associated asset retirement obligations of $5.4 million. The divestitures included primarily operated properties in Texas and Mid-Continent ("Mid-con") and encompassed 408 gross wells, with two prior dispositions, one relating to our South Texas properties and one relating to our East Texas properties, each discussed in greater detail below, accounting for the majority of the proceeds.

In South Texas, the Company divested its assets in Karnes County, Texas, for approximately $5.2 million in net cash proceeds after customary purchase price adjustments, effective April 1, 2024, with the transaction closing on July 31, 2024. These primarily operated properties, consisting of 8 gross wells, which averaged 155 barrels of oil equivalent per day (85% oil) during the first quarter of 2024, representing 13% of our total production over that period.

In East Texas, the Company sold the majority of its assets across Anderson, Chambers, Henderson, and Liberty Counties, Texas, for $6.8 million in net cash proceeds, effective November 1, 2024, with the transaction closing on December 31, 2024. This package, comprising 122 gross wells, averaged approximately 1.1 million cubic feet per day of natural gas and 168 barrels of oil per day (48% oil) for the quarter ending September 30, 2024.

In the Mid-con region, the Company divested all of its operated properties in the state of Kansas and Kay County, Oklahoma, for $1.2 million in net cash proceeds, effective November 1, 2024, with the transaction closing on October 31, 2024. This package comprised 21 gross wells.

Properties divested during 2024 represented 42% of the beginning of the year reserve volumes. The Company recognized a $5.0 million loss on the sale of its East Texas properties in the fourth quarter of 2024. The Company considered this a significant divestment that would significantly alter the relationship between capitalized costs and proved reserves as the divestiture represented 36% of our reserve volumes and 30% of our reserve value at the date of the divestiture.

The net proceeds from these divestitures were used to repay the outstanding balance on our credit facility, bringing the balance as of December 31, 2024 to $0.0 million. We also used part of the proceeds to fund the continued development of the Company's industrial gas project in Montana. These divestitures reflect the Company's strategic portfolio management, exiting non-core geographic regions to enhance liquidity, strengthen the balance sheet, and redirect capital toward high-growth opportunities.

Derivative Activities

On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts for 2024 and 2025 production receiving $1.8 million. As of December 31, 2024, the Company no longer has any commodity derivative contracts outstanding.

Underwritten Offering

On January 22, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to an underwritten offering of 4,236,000 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), at a price to the public of $2.65 per share (such offering, the “Offering”).

Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 635,400 additional shares of Common Stock (the “Option”), which was exercised in full on January 25, 2025.

The sale of 4,871,400 shares of Common Stock (including the full 635,400 Option) in connection with the Offering, closed on January 23, 2025. The Company intends to use the approximately $12.1 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, for the development of its recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management had the ability, pursuant to the terms of the Underwriting Agreement, to use up to the entire amount of proceeds from the Option exercise to purchase shares of Common Stock from Sage Road Capital, LLC (a current shareholder of the Company whose co-manager is Joshua L. Batchelor, a member of the Board of Directors of the Company) or its affiliates at a price up to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

Under the terms of the Underwriting Agreement, the Company and the Company’s directors and executive officers and their affiliates, also agreed not to sell or transfer any Common Stock without first obtaining the written consent of the Representative, subject to certain exceptions (including the Sage Road Purchase, discussed below), for 60 days after January 22, 2025, the date of the final prospectus supplement relating to the Offering.

Related Party Share Repurchase

On January 27, 2025, the Company entered into a Share Repurchase Agreement with Banner Oil & Gas, LLC (“Banner”), Woodford Petroleum, LLC (“Woodford”), and Sage Road Energy II, LP, (“Sage Road”, and together with Banner and Woodford, the “Selling Stockholders”). In his capacity as co-Managing Partner of Sage Road Capital, LLC, which indirectly controls and manages certain funds which own a majority interest in Banner, Woodford and Sage Road, Joshua L. Batchelor, a member of the Board of Directors of the Company, may be deemed to beneficially own the shares of Common Stock held by the Selling Stockholders.

Pursuant to the Share Repurchase Agreement, the Company, in a private transaction, outside of, and separate from the Company’s previously disclosed share repurchase program, on January 27, 2025, repurchased (a) 534,020 shares of Common Stock held by Banner, (b) 41,229 shares of Common Stock held by Woodford, and (c) 60,151 shares of Common Stock held by Sage Road, for an aggregate of $1,574,362 or $2.47775 per share, which is the price per share of the 4,871,400 shares of Common Stock which we sold in our underwritten public offering which closed on January 23, 2025, less underwriting discounts and commissions, and which represented an 8.2% premium to the closing sales price of the Company’s Common Stock on January 27, 2025.

The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The share repurchase was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

Debt Repayment

During the year ended December 31, 2024, the Company repaid $7.0 million on its credit facility, bringing the outstanding balance as of December 31, 2024 to $0.0 million.  The repayments were primarily funded by the net proceeds from divestitures discussed above.

Plan of Operations and Strategy

In 2025 and beyond, we intend to seek additional opportunities in the oil, natural gas and industrial gas sectors, including but not limited to further acquisition of assets, participation with industry partners in exploration and development projects, acquisition of existing companies, and the purchase of other industrial gas assets. We will continue to monetize legacy assets and redeploy capital into our core focus areas.   During the first half of 2025 we intend to complete two wells and drill two additional new wells targeting a industrial gas zone.   Share repurchases under our approved share repurchase program continued in 2024, and the Board of Directors has extended share repurchase program until June 30, 2026.  These repurchases may resume so long as share prices remain attractive and repurchases remain in the best interests of both the Company and its stockholders.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 1 – Organization, Operations and Significant Accounting Policies of our consolidated financial statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

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

Industrial Gas Properties. The Company capitalizes all costs associated with the acquisition, exploration and development of industrial gas reserves.   The acquisition of leases, cost of acquiring drilling permits, drilling, development and asset retirement costs are capitalized as exploration and unevaluated assets.   When commercially viable quantities of industrial gas reserves are discovered, the associated costs are reclassified to evaluated assets.  The Company will periodically assess exploration and unevaluated assets, and upon evaluation, will reclass the assets to evaluated.  Any additional costs to develop the asset or to construct infrastructure to produce and process industrial gases, including processing plant construction costs, will also be capitalized as evaluated. Interest expense, if any, is capitalized on qualifying expenditures. Evaluated industrial gas assets are subject to depreciation, depletion and amortization once production commences utilizing the units of production method.  Evaluated industrial gas assets are stated at cost, less accumulated depletion, depreciation and amortization.

The carrying value of evaluated assets is reviewed for impairment when there are indications that the asset may not be recoverable due to significant and prolonged declines in prices, significant reductions in estimated resources, changes in the Company’s plans or other significant events that indicate that an impairment may exist.  If any such indication of impairment exists and the sum of the undiscounted cash flows is less than the carrying value of the evaluated property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period with a reduction in the associated carrying cost. Individual evaluated properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with market participants. The impairment test incorporates several assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future production, future contracted industrial gas prices, estimates of future operating and development costs.

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

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606-Revenue from Contracts with Customers. See Note 3- Revenue From Contracts With Customers to our consolidated financial statements.

Stock-Based Compensation. We measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We recognize the cost of the equity awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

Recent Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies to our consolidated financial statements, for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, we recorded a net loss of $25.8 million. The net loss is primarily due to a reduction in revenue of $11.7 million (discussed below), ceiling test write downs of $11.9 million of the Company's oil and gas properties as a result of divestments, lower crude oil and natural gas prices and other reserves revisions since December 31, 2023 and a loss on sale of our East Texas properties of $5.0 million. During the year ended December 31, 2023 we recorded a net loss of $32.4 million.

In the following sections we discuss our revenue, operating expenses, and non-operating income (expense) for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the years ended December 31, 2024 and 2023 (dollars in thousands, except average sales prices):

			Change
	2024	2023	Amount	Percent

Revenue:
Oil	$18,165	$28,352	$(10,187)	-36%
Gas	2,454	3,964	(1,510)	-38%
Total	$20,619	$32,316	$(11,697)	-36%

Production quantities:
Oil (Bbls)	256,166	391,645	(135,479)	-35%
Gas (Mcfe)	958,325	1,396,650	(438,325)	-31%
BOE	415,887	624,420	(208,533)	-33%
BOE per day	1,136	1,711	(574)	-34%

Average sales prices:
Oil (Bbls)	$70.91	$72.39	$(1.48)	-2%
Gas (Mcfe)	2.56	2.84	(0.28)	-10%
BOE	49.58	51.75	(2.18)	-4%

The decrease in our oil and gas revenue of $11.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to decreases in both production quantities and commodity prices. The realized price received for our oil production decreased 2% and the realized price received for our natural gas production decreased 10% for the year ended December 31, 2024, compared to the year ended December 31, 2023.

For the year ended December 31, 2024, we produced 415,887 BOE, or an average of 1,136 BOE per day, as compared to 624,420 BOE or 1,711 BOE per day, during the comparable period in 2023. Our oil production decreased 35% and our natural gas production decreased 31% compared to the prior year period. Production declines were primarily the result of property sales during 2024 and the sale of substantially all of our non-operated properties in the fourth quarter of 2023. In addition, we experienced temporary weather-related events, such as severe storms, flooding and winter weather at certain of our property locations in Texas and Montana. During the year ended December 31, 2024, our BOE production mix was 62% oil and 38% natural gas and liquids, consistent with 63% oil and 37% natural gas and liquids in the comparable period of 2023.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the years ended December 31, 2024 and 2023 (in thousands):

			Change
	2024	2023	Amount	Percent

Lease operating expenses	$11,160	$15,254	$(4,094)	-27%
Gathering, transportation, and treating	205	557	(352)	-63%
Production taxes	1,276	2,107	(831)	-39%

Total	$12,641	$17,918	$(5,277)	-29%

Lease operating expense per BOE	$26.83	$24.43	2.41	10%
Gathering, transportation, and treating per BOE	$0.49	$0.89	(0.40)	-45%

For the year ended December 31, 2024, lease operating expenses were $11.2 million or $26.83 per BOE, a decrease of $4.1 million when compared to the $15.3 million or $24.43 per BOE for the year ended December 31, 2023. The decrease in lease operating expense was due to the divesture of some lower cost properties during 2024 and the divestiture of substantially all of our non-operated properties in the fourth quarter of 2023. In addition, we had lower workover activity on our properties and improved operating efficiencies from integrating and optimizing our oil and natural gas assets acquired in 2022. The increase in lease operating expense on a per BOE basis is due to certain fixed cost components of our lease operating expense which remain for a period after divesting of a property.

Gathering, transportation, and treating costs decreased $352 thousand or 63%, for the year ended December 31, 2024 compared to 2023. The decrease was attributable to the divestitures of operated properties in 2024 and the sale of substantially all of our non-operating properties in the fourth quarter of 2023.

For the year ended December 31, 2024, production taxes were $1.3 million, a decrease of $0.8 million, or 39%, compared to $2.1 million in the comparable period of 2023. This decrease was attributable to and consistent with the decrease in total revenues of 36%from oil and natural gas properties as discussed above. Production taxes for our properties average 6% of revenue.

Depreciation, Depletion, Accretion and Amortization. Our depreciation, depletion, and amortization ("DD&A") includes depletion expense on our oil and gas properties, accretion expense from our asset retirement obligations, and depreciation expense on our fixed assets.  Depletion expenses on our oil and gas properties are the primary driver of DD&A expense making up 87% and 89% of DD&A expense for the years ended December 31, 2024 and 2023, respectively.  Our depletion rate for the year ended December 31, 2024, was $19.64 per BOE, compared to $17.99 per BOE for the year ended December 31, 2023. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.  DD&A was $8.3 million for the year ended December 31, 2024, compared to $11.2 million for the year ended December 31, 2023.

Impairment of oil and natural gas properties. Impairment of $11.9 million during the year ended December 31, 2024 was driven by ceiling test write-downs of oil and gas properties as a result of a decrease in crude oil and natural gas prices, divestments and other reserves revisions since December 31, 2023 For the year ended December 31, 2023, the Company recorded ceiling test write-downs of its oil and natural gas properties of $26.7 million as a result of a decrease in crude oil and natural gas prices, divestments and other reserves revisions since December 31, 2022.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

			Change
	2024	2023	Amount	Percent

Compensation and benefits, including directors	$3,871	$5,335	$(1,464)	-27%
Stock-based compensation	1,268	2,293	(1,025)	-45%
Professional fees, insurance and other	3,057	3,895	(838)	-22%
Total	$8,196	$11,523	$(3,327)	-29%

General and administrative expenses decreased by $3.3 million during the year ended December 31, 2024, as compared to the prior year period. Compensation and benefits decreased $1.5 million due to decreased headcount related to the divestment of properties during 2024. Stock-based compensation decreased $1.0 million primarily due to a reduction in the value of employee and director stock-based compensation awards amortized during 2024, Professional fees, insurance and other expenses decreased $0.8 million, primarily due to non-recurring accounting, audit, and recruiting fees recognized in 2023.

Loss on sale of assets. During the year ended December 31, 2024 we recognized a $5.0 million loss on the sale of our East Texas properties. The Company considered this a significant divestment that would significantly alter the relationship between capitalized costs and proved reserves as the divestiture represented 36% of our reserve volumes and 30% of our reserve value at the date of the divestiture.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the years ended December 31, 2024 and 2023 (in thousands):

			Change
	2024	2023	Amount	Percent

Commodity derivative gain (loss), net	$537	$2,882	(2,345)	-81%
Interest income (expense), net	(530)	(1,114)	584	-52%
Other income (expense)	(33)	25	(58)	-232%
Total non-operating expense	$(26)	$1,793	$(1,819)	-101%

Commodity derivative gain (loss), net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts and received proceeds of $1.8 million. For the year ended December 31, 2024, we recognized gains on the settlement of commodity derivative contracts of $0.5 million.

Interest expense, net, represents the interest related to our Credit Facility. The decrease in interest expense, net is primarily driven by a decrease in the outstanding principal balance on our credit facility as we have paid down the amount borrowed on the facility with proceeds from the divestments of properties. As of December 31, 2024, we had borrowed $0.0 million on the credit facility as compared to $5.0 million outstanding as of December 31, 2023. The average interest rate increased to 9.2% per annum for the year ended December 31, 2024, as compared to 8.9% per annum for the year ended December 31, 2023. The balance outstanding on the Credit Facility as of December 31, 2024 was $0.0 million.

Other income (expense), net is primarily impacted from changes in the fair value of our investment in Anfield Energy. We recognized a net gain of $33 thousand on these items for the year ended December 31, 2024, but recognized a loss of $25 thousand for the comparable period of  2023.

Income Tax Benefit (Expense). Income tax benefit decreased $0.9 million during the year ended December 31, 2024, as compared to December 31, 2023.  This change is almost entirely related to a deferred tax benefit from the reduction of our net deferred tax liability.  The change in our net deferred tax liability is primarily related to property and equipment deferred tax liabilities that decreased as a result of the $11.9 million in before tax ceiling test write-downs of our oil and gas properties recognized for the year ended December 31, 2024.

Liquidity and Capital Resources

Based on the current commodity price environment and our current working capital, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

As described above under “Item 1. Business-Recent Events”, during 2024 we closed on a series of individual divestitures for a total of $14.0 million in net proceeds before transaction costs of $0.4 million. The net proceeds from these divestitures were used to repay the outstanding balance on our credit facility, bringing the balance as of December 31, 2024 to $0.0 million. We also used a portion of the proceeds from the divestitures for the development of our industrial gas properties acquired during 2024. As of December 31, 2024, the Company was in compliance with all financial covenants related to the credit facility.

Over the next year, we anticipate our industrial gas development to cost between $4.0 and $6.5 million on drilling and completing 2 – 4 industrial gas wells, acreage extension payments as well as site and preliminary design for our anticipated industrial gas processing plant and related infrastructure. The total costs depend primarily on the number of industrial gas wells drilled and the timing of construction on an industrial gas processing plant. In addition, depending on timing, regulatory requirements and weather, we plan to incur costs for plugging and abandonment of oil and natural gas wells of approximately $1.0 million. We view much of these capital activities as discretionary for which we can control both the timing and amount of the expenditures. Other activities, such as some repairs and maintenance may be required from time to time by regulatory bodies. We anticipate our expenditures will be funded primarily by cash on hand, operating cash flows, proceeds from divestitures of oil and gas properties, and if necessary, borrowings under our credit facility. In the event that readily available sources of cash flow are insufficient to fund our capital needs, we may utilize equity and credit markets as a funding mechanism. In the event we sell equity, such sales may cause dilution to existing stockholders.

Sources of Cash

For the year ended December 31, 2024, we funded our capital expenditures with cash on hand, cash flows from operating activities, proceeds from the divestitures of oil and gas producing properties and borrowings under our credit facility. In January 2025, we raised $12.1 million ($10.5 million after the Related Party Share Repurchase – see Note 16 Subsequent Events) in an underwritten offering of 4,236,000 shares of our common stock.  In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may raise funds through additional equity offerings or from other sources of financing. We also may re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rates, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

23

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of December 31, 2024.

The borrowing base is subject to redetermination semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit Agreement.  Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement. We are currently in talks with our bank to renew and extend the Credit Agreement and anticipate that process to be complete in the second quarter of 2025.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. The amount outstanding on the Credit Agreement as of December 31, 2024, was $0.0 million.

Uses of Cash

We use cash for the acquisition and development of our industrial gas properties, capital expenditures, workovers and operating costs related to our oil and gas properties, and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the year ended December 31, 2024, we spent approximately $6.5 million on the acquisition and development of our industrial gas properties.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of industrial gas, oil and natural gas prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

As described above under “Item 1. Business-Recent Events” we closed on a series of individual divestitures for a total of $14.0 million in net proceeds before transaction costs of $0.4 million. The net proceeds from these divestitures were used to repay the outstanding balance on our credit facility, bringing the balance as of December 31, 2024 to $0.0 million and development of our industrial gas properties acquired during 2024.

 The following table sets forth certain measures about our liquidity as of December 31, 2024 and 2023, in thousands:

	2024	2023	Change

Cash and equivalents	$7,723	$3,351	$4,372
Working capital deficit (1)	(2,624)	(2,706)	82
Total assets	49,667	80,444	(30,777)
Outstanding debt	-	5,000	(5,000)
Total shareholders’ equity	23,821	46,522	(22,701)

Select Ratios:
Current ratio (2)	0.79 to 1.00	0.76 to 1.00
Debt-to-equity ratio (3)	0 to 1.00	0.11 to 1.00

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt-to-equity ratio is computed by dividing total debt by total shareholders’ equity.

As of December 31, 2024, we had a working capital deficit of $2.6 million compared to a working capital deficit of $2.7 million as of December 31, 2023, an increase in working capital deficit of $0.1 million. However, when including the available borrowing capacity under the credit facility of $20.0 million as of December 31, 2024, we have a working capital surplus of $17.4 million, not including the cash proceeds received from the equity offering noted above.

As of December 31, 2024, we had cash and cash equivalents of $7.7 million and accounts payable and accrued liabilities of $5.5 million. As of December 31, 2023, we had cash and cash equivalents of $3.4 million and accounts payable and accrued liabilities of approximately $4.1 million. Revenue and royalties payable were nearly unchanged year over year.

If we have needs for financing in 2025, alternatives that we will consider would potentially include borrowing amounts on our Credit Agreement, selling all or a partial interest in certain of our oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions in public or private offerings, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by (used in):
Operating activities	$4,587	$5,472	$(885)
Investing activities	5,768	2,826	2,942
Financing activities	(5,983)	(9,358)	3,375

Operating Activities. Cash provided by operating activities for the year ended December 31, 2024, was $4.6 million as compared to cash provided by operating activities of $5.5 million for 2023, a decrease of $0.9 million. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts for revenues as a result of divestments and a decrease in prices we received for our oil and natural gas production partially offset by decreases in operating expenses.

Investing Activities. Cash provided by investing activities for the year ended December 31, 2024, was $5.8 million compared to cash provided by investing activities of $2.8 million for 2023, an increase of $2.9 million. The increase of cash provided by our investing activities for the year ended December 31, 2024 was primarily due to $13.5 million of net proceeds from the sale of non-operated oil and natural gas properties, which were partially offset by capital expenditures related to oil and natural gas properties of $1.4 million. and acquisition and development of industrial gas properties of $6.8 million. The comparable number in 2023 represents cash provided by investing activities of $2.8 million which represented proceeds from the sale of substantially all of our non-operated properties of $6.7 million and $3.4 million of capital expenditures related to capital workovers on our oil and natural gas properties.

Financing Activities. Cash used in financing activities for the year ended December 31, 2024, was $6.0 million as compared to cash used in financing activities of $9.4 million for the comparable period in 2023. The cash used in financing activities during the year ended December 31, 2024 was primarily attributable to net payments of debt under our credit facility of $5.0 million and amounts paid to repurchase our common stock of $0.8 million The comparable number in 2023 mainly represents net payments of borrowings on our credit facility of $7.0 million and dividends paid on our common stock of $1.2 million.

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

During 2023, the Company reported material weaknesses in our internal controls over financial reporting related the ineffective design of third-party information technology general controls (“ITGCs”) related to our accounting system, a lack of sufficient evidence of management review in certain controls with a review component, and certain business process controls not being implemented for a sufficient portion of the year. In response to these material weaknesses, the Company hired experienced accounting professionals in the second and third quarter of the year to guide and oversee the Company’s control environment. As a result of these changes, we have one material weakness remaining open as of December 31, 2024, related to the ineffective design of our accounting system, and as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective.

Management’s Report on Internal Control Over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer (Principal Accounting/Financial Officer), our management conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2024. In making its assessment, our management used the criteria set forth in the “Internal Control – Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under this framework, our management concluded that certain controls over our accounting system as described below were not designed appropriately. As a result, the Chief Executive Officer and our Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as of December 31, 2024, we have concluded we have a material weakness.  Specifically, our accounting system was not designed appropriately, and reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party ITGCs.  The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

Changes in Internal Control Over Financial Reporting.

During the fiscal year ended December 31, 2024, we improved the documentation for control activities with a review component to include reviewer notes and documented approval and took steps to ensure that controls operated consistently throughout the year.  As a result, we remediated the following material weaknesses that were outstanding as of December 31, 2022:

●

Certain control activities with a review component were not implemented and operating effectively for a sufficient portion of the year and did not include sufficient evidence of review procedures performed or formal approval by the reviewer.

●	Certain business process controls were not implemented for a sufficient portion of the year and did not include sufficient evidence of operation.

In January 2025, we began outsourcing much of our day-to-day accounting to a third-party provider, which will involve utilizing a new accounting system that we believe will remediate the historic material weakness during 2025.  The outsourcing arrangement will be subject to the Company’s supervision and review and many processes such as oil and gas reserves, income taxes, payroll, asset retirement obligations, and financial reporting among other corporate accounting functions will be maintained by Company accounting personnel.   We anticipate assessing controls over the new accounting system in the third and fourth quarters of 2025.

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

Item 9B – Other Information.

(b) Rule 10b5-1 Trading Plans.  During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders, including under the headings “Requirements and Deadlines for Shareholders to Submit Proposals for 2026 Annual Meeting”, “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Insider Trading/Anti-Hedging Policies”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders, including under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Policy on Timing of Award Grants”, and “Compensation Committee Interlocks and Insider Participation”, and is incorporated herein by reference.

Insider Trading Policies and Procedures

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders, including under the heading “Principal Holders of Voting Securities and Ownership by Officers and Directors” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders, including under the headings “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Weaver and Tidwell, L.L.P, Houston, Texas, PCAOB ID 410.

The information required by this Item will be set forth under the heading “Ratification of Appointment of Independent Auditors”-”Principal Accounting Fees and Services” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Energy Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of proved reserves impacting the recognition and valuation of depletion expense and impairment of oil and natural gas properties

Critical Accounting Matter Description

As described in Note 1 to the financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future revenues and expenses to calculate depletion expense and measure its oil and natural gas properties for potential impairment. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the production decline rate of producing properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and potential impairment measurements. We identified the estimation of proved reserves of oil and natural gas properties, due to its impact on depletion expense and impairment evaluation, as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate the volume and future revenues of the Company’s proved reserves could have a significant impact on the measurement of depletion expense or the impairment assessment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

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

●

To the extent key, sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions are derived from the Company’s accounting records, such as commodity pricing, historical pricing differentials, operating costs, and working and net revenue interests, we tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis. Specifically, our audit procedures involved testing management’s assumptions, to the extent key, as follows:

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

Houston, Texas

March 13, 2025

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(in thousands, except share and per share amounts)

	2024	2023
ASSETS
Current assets:
Cash and equivalents	$7,723	$3,351
Oil and natural gas sales receivables	1,298	2,336
Marketable equity securities	131	164
Commodity derivative asset	-	1,844
Other current assets	572	527
Real estate assets held for sale, net of selling costs	-	150

Total current assets	9,724	8,372

Oil and natural gas properties under full cost method:
Evaluated properties	142,029	176,679
Less accumulated depreciation, depletion and amortization	(112,958)	(106,504)

Net oil and natural gas properties	29,071	70,175

Unproved industrial gas properties, not subject to amortization	9,384	-

Other assets:
Property and equipment, net	660	899
Right of use asset	528	693
Other assets	300	305

Total other assets	1,488	1,897

Total assets	$49,667	$80,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,466	$4,064
Accrued compensation and benefits	850	702
Revenue and royalties payable	4,836	4,857
Asset retirement obligations	1,000	1,273
Current lease obligation	196	182

Total current liabilities	12,348	11,078

Noncurrent liabilities:
Credit facility	-	5,000
Asset retirement obligations	13,083	17,217
Long-term lease obligation	415	611
Deferred tax liability	-	16
Total noncurrent liabilities	13,498	22,844

Total liabilities	25,846	33,922

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 authorized; 27,903,197 and 25,333,870 shares issued and outstanding as of December 31, 2024 and 2023, respectively	279	253
Additional paid-in capital	221,460	218,403
Accumulated deficit	(197,918)	(172,134)

Total shareholders’ equity	23,821	46,522

Total liabilities and shareholders’ equity	$49,667	$80,444

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands, except share and per share amounts)

	2024	2023

Revenue:
Oil	$18,165	$28,352
Natural gas and liquids	2,454	3,964
Total revenue	20,619	32,316

Operating expenses:
Lease operating expenses	11,160	15,254
Gathering, transportation, and treating	205	557
Production taxes	1,276	2,107
Depreciation, depletion, accretion, and amortization	8,254	11,235
Impairment of oil and natural gas properties	11,918	26,680
Acquisition transaction costs	369	-
General and administrative expenses	8,197	11,523
Loss on sale of assets	4,978	-
Total operating expenses	46,357	67,356

Operating loss	(25,738)	(35,040)

Other income (expense):
Commodity derivative gain, net	537	2,882
Interest expense, net	(530)	(1,114)
Other income (expense), net	(33)	25
Total other income (expense)	(26)	1,793

Net loss before income taxes	$(25,764)	$(33,247)
Income tax (expense) benefit	(20)	891
Net loss	$(25,784)	$(32,356)
Basic and diluted weighted average shares outstanding	26,720,295	25,322,382
Basic and diluted loss per share	$(0.96)	$(1.28)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2022	25,023,812	$250	$216,690	$(138,586)	$78,354
Shares issued to employees and directors	708,198	7	(7)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(62,140)	(1)	(150)	-	(151)
Share repurchases	(336,000)	(3)	(423)	-	(426)
Cash dividends	-	-	-	(1,192)	(1,192)
Stock-based compensation	-	-	2,293	-	2,293
Net loss	-	-	-	(32,356)	(32,356)

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522

Shares issued for acquired properties	2,600,000	26	2,652	-	2,678
Shares issued to employees and directors	710,104	7	(7)	-	-
Shares cancelled to settle tax withholding obligations for restricted stock awards	(124,177)	(1)	(132)	-	(133)
Share repurchases	(616,600)	(6)	(724)	-	(730)
Stock-based compensation	-	-	1,268	-	1,268
Net loss	-	-	-	(25,784)	(25,784)

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,918)	$23,821

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands)

	2024	2023

Cash flows from operating activities:
Net loss	$(25,784)	$(32,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	8,254	11,235
Impairment of oil and natural gas properties	11,918	26,680
Deferred income taxes	(16)	(882)
Total commodity derivatives (gains) losses, net	(537)	(2,882)
Commodity derivative settlements received (paid)	2,381	(656)
(Gains) losses on marketable equity securities	33	(57)
Loss on sale of assets	4,978	25
Amortization of debt issuance costs	49	49
Stock-based compensation	1,268	2,293
Right of use asset amortization	165	175
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	1,038	851
Other assets	(89)	687
Accounts payable accrued liabilities	1,358	(60)
Accrued compensation and benefits	148	(410)
Revenue and royalties payable	(21)	1,184
Payments on operating lease liability	(182)	(189)
Settlements of asset retirement obligations	(374)	(215)

Net cash provided by operating activities	4,587	5,472

Cash flows from investing activities:
Acquisition of industrial gas properties	(2,578)	-
Industrial gas properties capital expenditures	(3,908)	-
Oil and natural gas capital expenditures	(1,415)	(3,379)
Property and equipment expenditures	(11)	(488)
Proceeds from sale of oil and natural gas properties, net	13,541	6,693
Proceeds from sale of real estate assets	139	-

Net cash provided by investing activities:	5,768	2,826

Cash flows from financing activities:
Borrowings on credit facility	2,000	500
Payments on credit facility	(7,000)	(7,500)
Payments on insurance premium finance note	(62)	(647)
Shares withheld to settle tax withholding obligations for restricted stock awards	(133)	(151)
Dividends paid	-	(1,192)
Repurchases of common stock	(788)	(368)

Net cash used in financing activities	(5,983)	(9,358)

Net (decrease) increase in cash and equivalents	4,372	(1,060)

Cash and equivalents, beginning of year	3,351	4,411

Cash and equivalents, end of year	$7,723	$3,351

The accompanying notes are an integral part of these consolidated financial statements. Please see Note 15- Supplemental Disclosures of Cash Flow Information

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”), New Horizon Resources LLC (“New Horizon Resources”) and Coyote Resources LLC ("Coyote Resources")), which was formed on August 6, 2024, are referred to as the “Company” in these Notes to Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration and development of industrial gas and oil and natural gas properties in the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of proved oil and natural gas properties, and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One, New Horizon Resources and Coyote Resources. U.S. Energy Corp. accounts for its share of oil and natural gas exploration and production activities, and industrial gas activities in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the consolidated balance sheets, statements of operations, and statements of cash flows. All inter-company balances and transactions have been eliminated in consolidation.

Industry Segment and Geographic Information

The Company currently operates in the exploration and production segment of the oil and gas industry, onshore in the United States. The Company’s operations are all related to oil and natural gas from which the Company derives all its revenues. The Company manages its business as a single reportable segment, as its operations are focused on assets with similar economic characteristics, production processes, types of purchasers, regulatory environment and customers which are consistent across the Company. Therefore, the Company aggregates its operating regions into one reportable segment. Our principal properties and operations are currently in the Rockies region (Montana, and Wyoming), the Mid-Continent region (Oklahoma, Kansas, and North and East Texas), and West Texas, South Texas and Gulf Coast region. Our Chief Executive Officer is our chief operating decision maker (CODM).   The CODM utilizes operating income or loss as the primary operating measure to evaluate the performance of properties, which is revenues less lease operating expenses. Other segment items primarily consist of total assets, DD&A, general and administrative expense, gain or loss on derivative activity, interest expense and income tax expense or benefit. Our significant segment expenses and other segment items are derived from and can be found within the Consolidated Balance Sheet and Consolidated Statement of Operations.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the federal deposit insurance limits as of December 31, 2024 and 2023. The Company maintains its cash and cash equivalents in the form of checking accounts or short-term investments with financial institutions that it believes are creditworthy.  The Company's checking accounts are with the same financial institution as its credit facility.

Oil and Natural Gas Receivables

The Company’s oil and natural gas sales receivables consist of receivables from purchasers of the Company’s operated oil, natural gas, and natural gas liquids (“NGLs”) sales. Generally, the Company’s oil, natural gas and NGL sales receivables from operated properties are collected within one month. The Company also has joint operating agreements as a non-operator of oil and natural gas properties. Generally, receivables, if any, from the joint interest operator are collected within one to three months. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses as appropriate given relevant facts and circumstances. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. Receivables are not collateralized. As of December 31, 2024, and 2023, the Company had not provided an allowance for credit loss on its oil and natural gas sales receivable. The Company provided an allowance for credit losses on its joint interest accounts receivable of $0.1 million and $0.1 million as of  December 31, 2024. and 2023, respectively. The balance of the oil and natural gas sales receivable reported on the Consolidated Balance Sheets is comprised entirely of receivables associated with sales under contracts with customers.

Concentration of Credit Risk

The Company has exposure to credit risk in the event of nonpayment of oil and natural gas receivables by purchasers of the Company’s share of oil and natural gas production and its operated production. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Year Ended
	December 31,
Purchaser	2024	2023
Purchaser A	27%	24%
Purchaser B	27%	20%
Purchaser C	11%	9%

Marketable Equity Securities

Marketable equity securities are reported at fair value based on end of period quoted prices adjusted for selling expenses. Changes in fair value are recorded in other income (expense), net on the Consolidated Statements of Operations at the end of each reporting period. Gains or losses from sales of marketable equity securities are recorded in other income (expense), net on the Consolidated Statements of Operations when the sale is completed.

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

Industrial Gas Properties

The Company capitalizes all costs associated with the acquisition, exploration and development of industrial gas properties. The acquisition of leases, cost of acquiring drilling permits, drilling, development and asset retirement costs are capitalized as exploration and unevaluated properties.   When commercially viable quantities of industrial gas reserves are discovered, the associated costs are reclassified to evaluated assets.  The Company will periodically assess exploration and unevaluated properties, and upon evaluation, will reclass the properties to evaluated.  Any additional costs to develop the properties or to construct infrastructure to produce and process industrial gases, including processing plant construction costs, will also be capitalized as evaluated. Interest expense, if any, is capitalized on qualifying expenditures. Evaluated industrial gas properties are subject to DD&A once production commences utilizing the units of production method.  Evaluated industrial gas properties are stated at cost, less accumulated depletion, depreciation and amortization.

The carrying value of the evaluated properties is reviewed for impairment when there are indications that it may not be recoverable due to significant and prolonged declines in prices, significant reductions in estimated resources, changes in the Company’s plans or other significant events that indicate that an impairment may exist.  If any such indication of impairment exists and the sum of the undiscounted cash flows is less than the carrying value of the evaluated property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period with a reduction in the associated carrying cost. Individual evaluated properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows. The fair value of impaired property is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with market participants. The impairment test incorporates several assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future production, future contracted industrial gas prices, estimates of future operating and development costs.

Acquisitions

The Company accounts for acquisitions as business combinations if the acquired assets meet the definition of a business. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar assets, the acquisition is not considered a business and is accounted for as an asset acquisition. This determination of whether the gross assets acquired are concentrated in a group of similar assets is based on whether the risks associated with managing and creating outputs from the assets are similar.

Divestitures

For divestitures involving oil and gas assets included in the full cost pool, the Company evaluates if a given divestiture has a significant impact to either our reserves volumes or the full cost pool unit-of-production depletion rate.  If a divestiture has a significant impact to reserves volumes or the full cost pool depletion rate, the Company will consider if recognizing a gain or loss on the transaction is appropriate.  If a divestiture does not have a significant impact to reserves volumes or the full cost pool depletion rate, the Company records proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized on the consolidated statements of operations.  Relief of any associated asset retirement obligation is also recorded to the full cost pool. Revenue and expenditures are recorded following our standard accounting policies until the divestment closes.

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

Administrative assets are carried at cost. Depreciation of administrative assets are provided principally by the straight-line method over estimated useful lives as follows:

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

Certain assumptions and judgments are made by the Company when evaluating a contract that meets the definition of a lease under Topic 842, which include those to determine the discount rate and lease term. Unless the discount rate can be determined in the lease agreement, the Company determines the present value of the future lease payments using an estimated incremental borrowing rate at the lease inception. The Company evaluates each contract containing a lease arrangement at inception to determine the length of the lease term when recognizing a right-of-use (“ROU”) asset and corresponding lease liability. The Company excludes from the Consolidated Balance Sheets leases with terms that are less than one year.

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

Asset Retirement Obligations

The Company records the estimated fair value of restoration and reclamation liabilities related to its oil and natural gas and industrial gas properties as of the date that the liability is incurred. The Company reviews the liability each quarter and determines if a change in estimate is required, and accretion of the discounted liability is recorded based on the passage of time. The Company deducts any actual funds expended for restoration and reclamation during the quarter in which it occurs.

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

Additionally, the Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards, and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance for any tax benefits that, based on current circumstances, are considered more likely than not they will not be realized.  As of  December 31, 2024 and 2023, management did not believe it was more likely than not that such a tax benefit would be realized and as such, a valuation allowance has been recorded. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2024.

The Company assesses its tax positions annually to determine if there are any uncertain tax positions. If an uncertain tax position is identified, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that is probable of being realized upon ultimate settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.

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

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosure. In December 2023, the Federal Accounting Standards Board (“FASB”) issued an accounting standard update which requires that companies disclose the nature and magnitude of factors contributing to the difference between their effective tax rate and the statutory tax rate. The update will require companies to disclose specific categories in the rate reconciliation and provide additional information about items that meet a certain quantitative threshold. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the Company's financial disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

2. ACQUISITIONS AND DIVESTITURES

Acquisition of Industrial Gas Acreage

On June 26, 2024, the Company entered into and closed the transactions contemplated by, a purchase and sale agreement with Wavetech Helium ("Wavetech" and the "Purchase Agreement"). Pursuant to the Purchase Agreement, effective June 1, 2024, the Company acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144,000 net acres located across the Kevin Dome Structure in Toole County, Montana (the "Assigned Rights"). The Assigned Rights vest upon the drilling of two wells on the property. As of December 31, 2024, the Company has drilled one industrial gas well on the acreage and well-completion procedures are expected to begin in the first half of 2025. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, prior to the closing of the Purchase Agreement, the Company incurred $0.4 million of transaction costs related to the acquisition of the Assigned Rights. Additionally, the Company agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20.0 million has been incurred related to Wavetech's 17.5% interest. The Company accounted for the acquisition of the Assigned Rights as an asset acquisition.

Amount
(in thousands)
Amounts incurred as of the closing date:
Cash	$2,000
Value of 2,600,000 shares issued	2,678
Transaction costs	381
Total consideration paid	$5,059

Allocation to acquired assets:
Unproved industrial gas properties	$5,059

Divestitures

During the year ended December 31, 2024, the Company closed several divestment transactions of its oil and gas properties for total net proceeds of $14.0 million before transaction costs of $0.4 million. Relief of the associated asset retirement obligations for the properties divested was $5.4 million. The divestitures included several individual divestitures of wells in Garza, Karnes and Archer County, Texas, Sumner and Pratt County, Kansas, Kay County, Oklahoma and Lea County, New Mexico.  The net proceeds from these transactions totaled $7.2 million. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate.  As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized in the Consolidated Statement of Operations. In addition, on  December 31, 2024, the Company closed on the sale of properties in Anderson, Henderson and Liberty County, Texas. This divestiture represented 36% of the reserve volumes and 30% of the reserve value at the date of the divestment, and as such, the Company considered this a significant divestiture and recognized a $5.0 million loss on the sale of the properties in the Consolidated Statement of Operations for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company closed on a series of individual divestitures for a total of $7.0 million in net proceeds before transaction costs of $ 0.4 million. The divestitures included the Company’s non-operated interests in 152 wells across North Dakota, New Mexico, and Texas, and overriding royalty interests in seven wells in Karnes County, Texas. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate. As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized. Relief of associated asset retirement obligations of $ 0.5 million were also recorded to the full cost pool.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company disaggregates its share of revenue from the sale of oil, natural gas and natural gas liquids by region. In 2023, the Company evaluated its disaggregation by region and determined that it was appropriate to group West Texas, South Texas, and the Gulf Coast into a single region. Additionally, there were no significant distinguishing economic characteristics in the sale of oil, natural gas and natural gas liquids in 2023 or 2024 that would warrant continued disaggregation of West Texas, South Texas, and the Gulf Coast as separate regions.

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Revenue:
Rockies
Oil	$7,366	$10,064
Natural gas and liquids	189	326
Total	7,555	10,390

West Texas, South Texas, and Gulf Coast
Oil	5,276	11,820
Natural gas and liquids	117	531
Total	5,393	12,351

Mid-Continent
Oil	5,523	6,468
Natural gas and liquids	2,148	3,107
Total	7,671	9,575

Total revenue	$20,619	$32,316

4. LEASES

The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the Consolidated Balance Sheets at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Right of use asset
Operating lease	$528	$693
Lease liability
Current lease obligation	196	182
Long-term lease obligation	415	611
	$611	$793

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Following are the amounts recognized as components of rental expense for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Operating lease cost	$213	$211
Short-term lease cost	426	930
Total lease costs	$639	$1,141

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

The Company’s office operating lease agreements did not contain implicit interest rates that could be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of December 31,
	2024	2023

Weighted average lease term (years)	2.9	3.9
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of December 31, 2024 are presented in the following table:

December 31, 2024
(in thousands)
2025	$218
2026	224
2027	210
Total future lease payments	$652
Less: imputed interest	(41)
Total lease liability	$611

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Unevaluated Properties

During the year ended December 31, 2023, the Company re-evaluated its use of capital relative to its portfolio and strategic initiatives and determined that it no longer intends to fund development activities required to develop its unevaluated acreage. Therefore, it reclassified the entire book value of unevaluated properties by transferring them into evaluated properties.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of December 31, 2024, the Company used $75.48 per barrel for oil and $2.13 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. In the calculation of the ceiling test as of December 31, 2023, the Company used $78.22 per barrel for oil and $2.64 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used for both years was 10%.

For the year ended December 31, 2024, the Company recorded $11.9 million of ceiling test write-downs of its oil and natural gas properties as a result of the sale of oil and gas producing properties during 2024.

For the year ended December 31, 2023, the Company recorded $26.7 million of ceiling test write-downs of its oil and natural gas properties as a result of a decrease in crude oil and natural gas prices and other reserves revisions during the period.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). In addition, there is a fee on the unused borrowing commitment of 0.5%.

Interest charges recognized on the Credit Agreement, excluding debt issuance cost amortization and the fee for the any unused commitment, and the weighted average interest rates for the years ended December 31, 2024 and 2023 are presented in the following table:

	December 31,
	2024	2023
	(in thousands)
Interest charges	$309	$1,054
Weighted average interest rate	9.2%	8.9%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making certain payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of December 31, 2024, the borrowing base was $20.0 million.

The amount outstanding on the Credit Agreement as of December 31, 2024 and 2023, was $0.0 million and $5.0 million, respectively.

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

On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts for 2024 and 2025 production, receiving $1.8 million in settlement proceeds.  As of December 31, 2024, the Company no longer has any commodity derivative contracts outstanding.

The following table details the fair value of commodity derivative contracts recorded in the accompanying balance sheets by category:

	December 31,
	2024	2023
	(in thousands)
Derivative assets:
Current assets	$-	$1,844
Total derivative assets	$-	$1,844

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

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying Consolidated Statements of Operations:

	December 31,
	2024	2023
	(in thousands)
Commodity derivative settlement gains (losses):
Oil contracts	$2,381	$(628)
Gas contracts	-	(28)
Total derivative settlement gains (losses)	$2,381	$(656)

Total net commodity derivative gains (losses):
Oil contracts	$537	$2,822
Gas contracts	-	60
Total net commodity derivative gains (losses)	$537	$2,882

8. ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations (“ARO”) associated with the future plugging and abandonment of industrial gas and oil and natural gas properties. Initially, the fair value of a liability for an ARO is recorded in the period in which the ARO is incurred with a corresponding increase in the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depleted over the life of the related asset. For oil and natural gas properties, if the liability is settled for an amount other than the recorded amount, an adjustment to the full-cost pool is recognized. The Company had no assets that are restricted for the purpose of settling ARO. For industrial gas properties, if the liability is settled for an amount other than the recorded amount, an adjustment to operating expenses in the Consolidated Statement of Operations is recognized.

In the fair value calculation for the ARO there are numerous assumptions and judgments including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental, and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas or industrial gas property balance.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance, beginning of year	$18,490	$15,442
Acquired	2	11
Cost and life revisions	(150)	2,494
Settlements	(374)	(215)
Sold	(5,435)	(458)
Accretion	1,550	1,216
Balance, end of year	$14,083	$18,490

Asset retirement obligations - current	$1,000	$1,273
Asset retirement obligations - noncurrent	13,083	17,217
Balance, end of year	$14,083	$18,490

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

10. SHAREHOLDERS’ EQUITY

At December 31, 2024 and 2023, the Company had 27,903,197 and 25,333,870 shares of common stock outstanding respectively, and 245,000,000 authorized. In addition, at  December 31, 2024 and 2023, the Company had 5,000,000 authorized but unissued shares of preferred stock. On June 26, 2024, the Company issued 2,600,000 shares of common stock in connection with the acquisition of the Assigned Rights. Outstanding shares exclude unvested restricted shares of 1,450,695 shares and 855,236 shares as of December 31, 2024 and 2023 which are not considered outstanding for accounting purposes, based on the future services to be received as consideration.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the years ended December 31, 2024 and 2023, there was no compensation expense related to stock options. As of December 31, 2024, all stock options had vested. No stock options were granted or exercised, during the years ended December 31, 2024 or 2023. During the years ended December 31, 2024 and 2023, options to purchase 1,000 and 4,946 shares of common stock, expired respectively.  The options had de minimis intrinsic values for the periods reported. Presented below is information about stock options outstanding and exercisable as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding and exercisable	22,176	$30.48	23,176	$38.92

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at December 31, 2024 by the remaining contractual term.

Options Outstanding					Options Exercisable
	Exercise Price			Remaining		Weighted Average
Number of	Range		Weighted	Contractual	Number of	Exercise
Shares	Low	High	Average	Term (years)	Shares	Price

16,500	$7.20	$11.60	$10.00	2.8	16,500	$10.00
5,676	90.00	90.00	90.00	0.0	5,676	90.00

22,176	$7.20	$90.00	$30.48	2.1	22,176	$30.48

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

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the year ended December 31, 2024:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	per Share

Non-vested restricted stock at December 31, 2023	855,236	$2.63
Granted	1,428,000	$0.99
Vested	(673,041)	$2.12
Modifications (accelerated vesting)	(22,000)	$1.70
Forfeited	(137,500)	$1.15
Non-vested restricted stock at December 31, 2024	1,450,695	$1.41

The following table presents the stock compensation expense related to restricted stock grants for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Stock compensation expense	$1,268	$2,293

Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s Consolidated Statements of Operations as of December 31, 2024 is $0.5 million. This cost is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2024, the Company had 3,552,238 shares available for issuance under its 2022 Stock Incentive Plan.

Dividends

On August 9, 2023, the Board of Directors suspended the Company’s dividend payment program with the associated future capital resources expected to be allocated towards the Company’s share repurchase program and repayments of the Company's credit facility’s outstanding balance.  As a result, no dividends were paid for the year ended December 31, 2024.  On February 23, 2023, and May 30, 2023, the Company paid a quarterly cash dividend of $0.0225 per share of common stock outstanding to stockholders of record at the close of business on February 10, 2023 and May 19, 2023, respectively. During the year ended December 31, 2023, the Company paid cash dividends totaling $1.2 million

Share Repurchase Program

On April 26, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock.  On March 19, 2024, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock, which was set to expire on June 30, 2025, and was extended until June 30, 2026.

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

The following table presents the activity for the share repurchase program for the years ended  December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands except per share amounts)
Shares repurchased	617	336
Weighted average price per share	$1.183	$1.268
Value of shares repurchased	$730	$426

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

11. INCOME TAXES

The components of the income tax provision for the years ended  December 31, 2024 and 2023 include the following:

	2024	2023
	(in thousands)
Current:
Federal	$-	$-
State	36	(9)
Total current income tax	$36	$(9)

Deferred:
Federal	$456	$(351)
State	(472)	(531)
Total deferred income taxes	$(16)	$(882)

Total income tax expense (benefit)	$20	$(891)

Income tax benefit using the Company’s effective income tax rate differs from the U.S. federal statutory income tax rate due to the following:

	2024	2023
	(in thousands)
Income tax benefit at federal statutory rate (21%)	$(5,410)	$(6,982)
State income tax benefit, net of federal benefit	(444)	(541)
Compensation	155	224
Other	13	(284)
Change in valuation allowance	5,705	6,692

Income tax expense (benefit)	$20	$(891)

The components of deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$9,787	$9,012
Property and equipment	6,781	1,244
Percentage depletion and contribution carryovers	1,988	1,987
Deferred compensation liability	188	150
Asset retirement obligations	3,215	4,220
Stock-based compensation	379	428
Lease obligations	138	179
Other	220	212

Total deferred tax assets	22,695	17,432

Deferred tax liabilities:
Derivatives	-	(421)
Lease assets	(119)	(156)

Total deferred tax liabilities	(119)	(577)

Net deferred tax assets	22,576	16,855
Less valuation allowance	(22,576)	(16,871)

Net deferred tax liability	-	$(16)

As of December 31, 2024, the Company has approximately $28.1 million in net operating loss carryovers for federal income tax purposes. The net operating losses incurred prior to January 5, 2022 are subject to an Internal Revenue Code (IRC) Section 382 limitation as a result of a change of control incurred in conjunction with the transaction that closed on that day.

IRC. Section 382 limits the Company’s ability to utilize certain tax attributes to offset taxable income in future years. Due to the existence of a net unrealizable built in loss (“NUBIL”), assets at the time of the 2017 change in control, the Company also has realized built in losses (“RBIL”) that exceed the annual limitation. As of December 31, 2024, the Company has approximately $10.6 million of RBIL carryovers, which carry forward indefinitely subject to the annual limitation.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the years ended December 31, 2024 and 2023, no adjustments were recognized for uncertain tax positions.

The Company files income tax returns in U.S. federal and multiple state jurisdictions. The Company is subject to tax audits in these jurisdictions until the applicable statute of limitations expires. With certain exceptions, the Company is no longer subject to U.S. federal tax examinations for tax years prior to 2021. The Company is open for various state tax examinations for tax years 2020 and later. The Company’s policy is to recognize potential interest and penalties accrued related to uncertain tax positions within income tax expense. For the years ended December 31, 2024 and 2023, the Company did not recognize any interest or penalties in its Consolidated Statements of Operations, nor did it have any interest or penalties accrued in its Consolidated Balance Sheets at  December 31, 2024 and 2023 related to uncertain tax positions.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, as was the case for the years ended December 31, 2024 and 2023, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions; however, they do not participate in losses.  The Company had net losses for both years ended December 31, 2024 and 2023, and therefore the dividends attributable to participating securities are not included as a reduction in the calculation of loss attributable to common shareholders.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2024 and 2023:

	2024	2023
	(in thousands except per share data)
Net income (loss) attributable to common shareholders	$(25,784)	$(32,356)

Basic weighted-average common shares outstanding	26,720	25,322
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	26,720	25,322

Basic net loss per share	$(0.96)	$(1.28)
Diluted net loss per share	$(0.96)	$(1.28)

For the years ended December 31, 2024 and 2023, potentially dilutive securities were excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2024	2023
	(in thousands)
Stock options	22	23
Unvested shares of restricted stock	1,451	855
Total	1,473	878

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

Recurring Fair Value Measurements

Commodity Derivative Instruments

The Company measures the fair value of commodity derivative contracts using an income valuation technique based on the contract price of the underlying positions, crude oil and natural gas forward curves, discount rates, and Company or counterparty non-performance risk. The fixed-price swaps and collar derivative contracts are included in Level 2. On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts for 2024 and 2025 production, receiving $1.8 million in settlement proceeds.  As of December 31, 2024, the Company no longer has any commodity derivative contracts outstanding. The fair value of commodity derivative contracts and their presentation in our Consolidated Balance Sheets as of  December 31, 2023 are presented below:

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

	December 31,
	2024	2023

Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.06256	$0.06789
Share value	$151,475	$164,375
Estimated cost to sell shares	(20,000)	-
Fair Value	$131,475	$164,375

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

Other Assets and Liabilities

The Company evaluated the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicated that the value had been impaired. At December 31, 2023, the Company estimated the fair value of its real estate assets based on a market approach with comparison to recent comparable sales, all Level 3 inputs within the fair value hierarchy.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Prepaid expense	$119	$89
Joint interest billings receivable, net of allowance of $100 and $100 as of December 31, 2024 and 2023, respectively	378	265
Income tax receivable	28	135
Other	47	38

Total other current assets	$572	$527

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Accounts payable	$2,197	$1,944
Operating expense accruals	2,417	1,335
Interest payable	172	247
Production taxes payable	653	454
Insurance premium financing	-	62
Other	27	22

Total accounts payable and accrued expenses	$5,466	$4,064

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Cash paid for interest	$605	$806

Investing activities:
Change in capital expenditure accruals	(165)	(277)
Common stock issued for acquisition of properties	2,678	-
Assumption of suspense accounts in acquisition of properties	-	169
Asset retirement obligations (acquired, revisions, sold, and plugged wells)	5,957	1,831
Other		6
Financing activities:
Accrual for repurchase of common stock	-	58
Financing of insurance premiums with note payable	-	654

16. SUBSEQUENT EVENTS

Acquisition of Industrial Gas Acreage

On January 7, 2025, the Company entered into, and simultaneously closed the transactions contemplated by, a Purchase and Sale Agreement (the “Synergy Purchase Agreement”), with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who is an approximate sixty percent beneficial owner of Synergy.

Pursuant to the Synergy Purchase Agreement, the Company agreed to purchase from Synergy, 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the Assigned Rights the Company acquired in June 2024, including all leases, wells, rights and interests in, under or derived from all communalization, unitization, or pooling agreements or pooling orders, easements, mineral interests, contracts, production, equipment, claims, receivables, indemnities, permits, seismic studies and records, associated therewith (collectively, the “Property”), subject to Synergy retaining an undivided twenty percent (20.00%) of Synergy’s right title and interest in the Property, and certain excluded assets (the “Synergy Reserved Interest”).

The Property was acquired in consideration for (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock (representing 4.76% of the Company’s outstanding common stock at the time of the entry into the Purchase Agreement)(the “Closing Shares”); (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy Reserved Interest, until the earlier of (i) 78 months from the closing date; or (ii) the date the  total costs associated therewith total $20 million; (d) the Company's agreement to pay Synergy 18% of the cash amounts it actually realizes following the closing in, so much as they result from, are generated by, or are credited to the Company, pursuant to any law or regulation allowing for benefits resulting from our sequestration of carbon oxides or similar substances derived directly from the area of mutual interest (“AMI”) surrounding the Property; and (e) the Company's agreement to pay Synergy 18% of the gain we may receive in connection with the sale of the future, first, gas processing plant located on the Property (which includes any expansions connected to the initial installation that processes production from within the AMI in which the Company has a financial interest), in the same form as the consideration we receive upon such sale.

Underwritten Offering

On January 22, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to an underwritten offering of 4,236,000 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), at a price to the public of $2.65 per share (such offering, the “Offering”).

Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 635,400 additional shares of Common Stock (the “Option”), which was exercised in full on January 25, 2025.

The sale of 4,871,400 shares of Common Stock (including the full 635,400 Option) in connection with the Offering, closed on January 23, 2025. The Company intends to use the approximately $12.1 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, for the development of its recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management had the ability, pursuant to the terms of the Underwriting Agreement, to use up to the entire amount of proceeds from the Option exercise to purchase shares of Common Stock from Sage Road Capital, LLC (a current shareholder of the Company whose co-manager is Joshua L. Batchelor, a member of the Board of Directors of the Company) or its affiliates at a price up to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

Under the terms of the Underwriting Agreement, the Company and the Company’s directors and executive officers and their affiliates, also agreed not to sell or transfer any Common Stock without first obtaining the written consent of the Representative, subject to certain exceptions (including the Sage Road Purchase, discussed below), for 60 days after January 22, 2025, the date of the final prospectus supplement relating to the Offering.

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

We expect to record a write-down of our oil and gas properties in the first quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test as higher first quarter 2024 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower first quarter 2025 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $0.5 million to $1.0 million in the first quarter of 2025.

Share Grants and Repurchases

On February 14, 2025, the Board of Directors approved the grant of an aggregate of 280,000 shares of restricted common stock to the non-executive members of the Board of Directors. In addition, the Board of Directors approved a grant of 860,000 shares of common stock to certain officers and employees of the Company, including 400,000 shares to the Company’s Chief Executive Officer and 100,000 shares to the Company’s Chief Financial Officer.  The shares have vesting dates between one and four years. The shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and extended on March 19, 2024, and set to expire on June 30, 2025. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Subsequent to December 31, 2024, up until  March 10, 2025, the Company repurchased a total of 81,500 shares at a cost of $171 thousand. A total of up to approximately $3.7 million remains available under the repurchase program for future repurchases.

Related Party Share Repurchase

On January 27, 2025, the Company entered into a Share Repurchase Agreement with Banner Oil & Gas, LLC (“Banner”), Woodford Petroleum, LLC (“Woodford”), and Sage Road Energy II, LP, (“Sage Road”, and together with Banner and Woodford, the “Selling Stockholders”). In his capacity as co-Managing Partner of Sage Road Capital, LLC, which indirectly controls and manages certain funds which own a majority interest in Banner, Woodford and Sage Road, Joshua L. Batchelor, a member of the Board of Directors of the Company, may be deemed to beneficially own the shares of Common Stock held by the Selling Stockholders.

Pursuant to the Share Repurchase Agreement, the Company, in a private transaction, outside of, and separate from the Company’s previously disclosed share repurchase program, on January 27, 2025, repurchased (a) 534,020 shares of Common Stock held by Banner, (b) 41,229 shares of Common Stock held by Woodford, and (c) 60,151 shares of Common Stock held by Sage Road, for an aggregate of $1,574,362 or $2.47775 per share, which is the price per share of the 4,871,400 shares of Common Stock which we sold in our underwritten public offering which closed on January 23, 2025, less underwriting discounts and commissions, and which represented an 8.2% premium to the closing sales price of the Company's Common Stock on January 27, 2025.

The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The share repurchase was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

17. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Capitalized Costs Incurred

The capitalized costs incurred in crude oil and natural gas acquisitions, exploration and development activities for the years ended December 31, 2024 and 2023 are provided in the table below:

	2024	2023
	(in thousands)
Proved property acquisition	$-	$-
Development (1)	1,213	5,149
Exploration	-	-

Total	$1,213	$5,149

(1)	Includes amounts related to estimated asset retirement obligations of $0.5 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

Net Capitalized Costs

The following table presents the Company’s capitalized costs associated with oil and natural gas producing activities as of December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Oil and Natural Gas Properties:
Evaluated properties in full cost pool (1)	142,029	176,679
Less accumulated depletion (2)	(112,958)	(106,504)

Net capitalized costs	$29,071	$70,175

(1)

The Company incurred ceiling test write-downs of $11.9 million and $26.7 million for the years ended December 31, 2024 and 2023, respectively. Under the full-cost method of accounting, the net book value of proved oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves. Estimated future net cash flows are calculated using the unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, adjusted for location and quality differentials, held flat for the life of the production (except where prices are defined by contractual arrangements), less estimated operating costs, production taxes and future development costs, all discounted at 10 percent per annum. Future cash outflows associated with settling accrued asset retirement obligations are excluded from the calculation.

(2)	Depletion expense was $6.4 million ($19.64 per barrels of oil equivalent (BOE)) and $9.8 million ($17.99 per BOE) for the years ended December 31, 2024 and 2023, respectively.

Results of Operations from oil and natural gas producing activities

The following table includes revenues and expenses associated with the Company’s oil and gas producing activities. It does not include any allocation of the Company’s interest costs or general corporate overhead and therefore, it is not necessarily indicative of the contribution to net earnings of the Company’s oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including DD&A, and giving effect to permanent differences. Presented below are the results of operations from oil and natural gas producing activities for the years ended December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Oil and natural gas sales	$20,619	$32,316
Lease operating expense	(11,160)	(15,254)
Gathering, treating, and transportation costs	(205)	(557)
Production taxes	(1,276)	(2,107)
Depletion	(6,369)	(9,779)
Income tax (expense) benefit	(20)	891

Results of operations from oil and natural gas producing activities	$1,589	$5,510

Oil and Natural Gas Reserves

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

Proved oil and natural gas reserve quantities at  December 31, 2024 and 2023 and the related discounted future net cash flows before income taxes are based on the estimates prepared by On Point Resources. The estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. All of the Company’s estimated proved reserves are located in the United States.

As of December 31, 2024, and 2023, the Company had no proved undeveloped reserves. All proved reserves were proved developed producing and proved developed non-producing.

The Company’s estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below for the years ended December 31, 2024 and 2023:

	2024		2023
	Oil	Gas	Oil	Gas
	(bbls)	(mcfe) (1)	(bbls)	(mcfe) (1)

Total proved reserves:
Reserve quantities, beginning of year	3,182,861	10,082,386	5,140,090	16,348,264
Revisions of previous estimates	(515,318)	(2,546,079)	(822,786)	(3,421,047)
Discoveries and extensions	-	-	-	-
Purchases of minerals in place	-	-	-	-
Sale of minerals in place	(819,071)	(4,271,067)	(742,798)	(1,448,181)
Production	(256,166)	(958,325)	(391,645)	(1,396,650)

Reserve quantities, end of year	1,592,305	2,306,915	3,182,861	10,082,386

(1)	Mcf equivalents (Mcfe) consist of natural gas reserves in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

Notable changes in proved reserves for the years ended  December 31, 2024 and 2023 included the following:

●	Downward oil and gas revisions in 2024 and 2023 primarily represent revisions due to a decrease in estimated pricing, which resulted in shortening the economic lives of certain properties.

●	Sales of minerals in place in 2024 and 2023 represent reserves associated with properties sold during 2024 and 2023. Please see Note 2-Acquisitions and divestitures.

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

	2024	2023

Oil per Bbl	$75.48	$78.22
Gas per Mmbtu	$2.13	$2.64

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

The standardized measure of discounted future net cash flows relating to the Company’s proved oil and natural gas reserves is as follows as of December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Future cash inflows	$117,237	$265,529
Future cash outflows:
Production costs	(63,555)	(142,737)
Development costs	(28,142)	(37,730)
Income taxes	-	(3,940)

Future net cash flows	25,540	81,122
10% annual discount factor	(1,714)	(20,840)

Standardized measure of discounted future net cash flows	$23,826	$60,282

Changes in Standardized Measure (Unaudited)

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
	(in thousands)
Standardized measure, beginning of year	$60,282	$143,788
Sales of oil and natural gas, net of production costs	(7,978)	(14,398)
Net changes in prices and production costs	(1,303)	(66,494)
Changes in estimated future development costs	1,788	(4,834)
Extensions and discoveries	-	-
Purchases of minerals in place	-	-
Sale of minerals in place	(23,116)	(16,055)
Revisions in previous quantity estimates	(14,188)	(22,724)
Previously estimated development costs incurred	374	215
Net changes in income taxes	2,611	25,874
Accretion of discount	6,073	14,759
Changes in timing and other	(717)	151

Standardized measure, end of year	$23,826	$60,282

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

(b) Exhibits. The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated January 22, 2025, by and between U.S. Energy Corp. and Roth Capital Partners, LLC	8-K	000-06814	1.1	1/23/2025
3.1	Certificate of Transfer, filed with the Secretary of State of Wyoming on August 3, 2022, and effective on August 3, 2022	8-K	000-06814	3.4	8/3/2022
3.2	Certificate of Conversion, filed with the Secretary of State of Delaware and effective August 3, 2022	8-K	000-06814	3.1	8/4/2022
3.3	Certificate of Incorporation of U.S. Energy Corp, Delaware, filed with the Secretary of State of Delaware and effective, August 3, 2022	8-K	000-06814	3.2	8/4/2022
3.4	Amended and Restated Bylaws of U.S. Energy Corp, Delaware, effective August 3, 2022	8-K	000-06814	3.3	8/4/2022
3.5	Wyoming Certificate of Transfer, effective August 3, 2022	8-K	000-06814	3.4	8/4/2022
4.1	Description of Securities of the Registrant	10-K	000-06814	4.1	4/13/2023
10.1†	U.S. Energy Corp. Amended and Restated 2012 Equity Performance and Incentive Plan	8-K	000-06814	10.1	6/10/2020
10.2†	Form of Grant to the 2012 Equity and Performance Incentive Plan	10-K	000-06814	10.5.1	3/18/2013
10.3†	Form of 2012 Equity and Performance Plan Option Agreement between U.S. Energy Corp. and its directors	10-K	000-06814	10.8(i)	3/28/2018
10.4†	Form of 2012 Equity and Performance Plan Incentive Option Agreement between U.S. Energy Corp. and its executive officers	10-K	000-06814	10.8(j)	3/28/2018
10.5†	U.S. Energy Corp. 2021 Equity Incentive Plan	8-K	000-06814	10.1	6/29/2021

10.6†	Form of Stock Option Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.2	12/10/2021
10.7†	Form of Restricted Stock Grant Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.3	12/10/2021
10.8	Registration Rights Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.1	1/10/2022
10.9	Nominating and Voting Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.2	1/10/2022
10.10	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	1/10/2022
10.11	Note dated January 5, 2022 in connection with January 5, 2022, Credit Agreement	8-K	000-06814	10.7	1/10/2022
10.12	Unconditional Guaranty dated January 5, 2022, by and between Firstbank Southwest and Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC	8-K	000-06814	10.8	1/10/2022
10.13	Security Agreement dated January 5, 2022, by and between U.S. Energy Corp., Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC and Firstbank Southwest	8-K	000-06814	10.9	1/10/2022
10.14	Intercreditor Agreement dated January 5, 2022, by and between Nextera Energy Marketing, LLC, each Swap Counterparty thereto, U.S. Energy Corp. and Firstbank Southwest	8-K	000-06814	10.1	1/10/2022
10.15	ISDA 2002 Master Agreement between Nextera Energy Marketing, LLC and U.S. Energy Corp., and related Schedule and form of Guaranty.	8-K	000-06814	10.11	1/10/2022
10.16†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(officer and employee awards – January 2022)	8-K/A	000-06814	10.12	1/21/2022
10.17†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(non-executive director awards – January 2022)	8-K/A	000-06814	10.13	1/21/2022
10.18	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.19†	Amended and Restated Nominating and Voting Agreement dated September 1, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC, Synergy Offshore LLC, King Oil & Gas Company, Inc., WDM Family Partnership, LP, and Katla Energy Holdings LLC	8-K	000-06814	10.1	9/16/2022
10.20†	Form of Officer and Director Indemnification Agreement	8-K	000-06814	10.1	9/2/2022
10.21†	U.S. Energy Corp. 2022 Equity Incentive Plan	8-K	000-06814	10.1	6/21/2022

10.22†	Form of Stock Option Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.2	9/2/2022
10.23†	Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.3	9/2/2022
10.24†	May 5, 2022 Employment Agreement between U.S. Energy Corp. and Ryan L. Smith	8-K	000-06814	10.1	5/5/2022
10.25	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.26†	Offer Letter dated June 1, 2023, by and between U.S. Energy Corp. and Mark Zajac	8-K	000-06814	10.2	6/5/2023
10.27†	Separation and Release Agreement, dated July 31, 2023, by and between U.S. Energy Corp. and Donald A. Kessel	8-K	000-06814	10.1	8/1/2023
10.28†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement – Ryan L. Smith (170,000 shares grant – March 19, 2024) (2022 Equity Incentive Plan)	8-K	000-06814	10.1	3/21/2024
10.29	Purchase and Sale Agreement by and between New Horizon Resources LLC, as seller, and Warwick-Artemis, LLC, as buyer, dated July 9, 2024	8-K	000-06814	10.1	7/14/2024
10.30†	August 14, 2024, First Amended and Restated Employment Agreement between U.S. Energy Corp and Ryan L. Smith	8-K	000-06814	10.1	8/15/2024
10.31	Purchase and Sale Agreement dated December 12, 2024, by and between U.S. Energy Corp. and New Horizon Resources LLC, as seller, and 84 Resources Holdings, LLC, as buyer, December 12, 2024	8-K	000-06814	10.1	12/13/2024
10.32	Purchase and Sale Agreement dated January 7, 2025, by and between U.S. Energy Corp., as purchase and Synergy Offshore LLC, as seller	8-K	000-06814	10.1	1/10/2025
10.33	Share Repurchase Agreement dated January 27, 2025, by and between U.S. Energy Corp., and Banner Oil & Gas, LLC, Woodford Petroleum, LLC, and Sage Road Energy II, LP	8-K	000-06814	10.1	1/29/2025
14.1†	Code of Ethics and Conduct	8-K	000-06814	14.1	8/5/2019
16.1	Letter from Plante & Moran, PLLC, dated June 15, 2023	8-K	000-06814	16.1	6/16/2023
19.1	U.S. Energy Policy on Insider Trading					X
21.1*	Subsidiaries of the Registrant					X
23.1*	Consent of Independent Registered Public Accounting Firm (Weaver and Tidwell, L.L.P.)					X
23.2*	Consent of Reserve Engineer (On Point Resources, Inc.)					X
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	U.S. Energy Corp. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation	10-Q	000-06814	10.2	11/13/2022
99.1	Reserve Report Summary (On Point Resources, Inc.)					X
99.2	Plan of Conversion of U.S. Energy Corp. (a Wyoming corporation) to U.S. Energy Corp. (a Delaware corporation), dated July 27, 2022 and effective August 3, 2022	8-K	000-06814	99.1	8/4/2022
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

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

U.S. ENERGY CORP.

Date: March 13, 2025	By:	/s/ Ryan L. Smith
Ryan L. Smith, President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2025	By:	/s/ Ryan L. Smith
Ryan L. Smith, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Mark L. Zajac
Mark L. Zajac, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2025	By:	/s/ John A. Weinzierl
John Weinzierl, Director

Date: March 13, 2025	By:	/s/ Joshua L. Batchelor
Joshua L. Batchelor

Date: March 13, 2025	By:	/s/ James W. Denny III
James W. Denny III, Director

Date: March 13, 2025	By:	/s/ Randall D. Keys
Randall D. Keys, Director

Date: March 13, 2025	By:	/s/ Duane H. King
Duane H. King, Director

Date: March 13, 2025	By:	/s/ D. Stephen Slack
D. Stephen Slack, Director