Form 10-Q
period 2025-03-31
US ENERGY CORP
filed 2025-05-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The registrant had 33,992,732 shares of its common stock, par value $0.01 per share, outstanding as of May 12, 2025.

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

Examples of forward-looking statements in this Report include:

●	planned capital expenditures for industrial gas, oil and natural gas exploration and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of industrial gas, oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas and future industrial gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns, wars and increased inflation and interest rates, and possible recessions caused thereby;

●	the effects of global pandemics on our operations, properties, the market for industrial gas, oil and natural gas, and the demand for industrial gas, oil and natural gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of industrial gas, oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive industrial gas, oil and natural gas properties; and

●	other plans and objectives for future operations, including industrial gas exploration and development.

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and equivalents	$10,502	$7,723
Oil and natural gas sales receivables	609	1,298
Marketable equity securities	65	131
Other current assets	915	572

Total current assets	12,091	9,724

Oil and natural gas under full cost method and industrial gas properties:
Proved oil and natural gas properties	140,719	142,029
Less accumulated depreciation, depletion and amortization	(113,585)	(112,958)

Oil and natural gas properties, net	27,134	29,071
Unevaluated industrial gas properties, not subject to amortization	15,388	9,384

Oil, natural gas and industrial gas properties, net	42,522	38,455

Other Assets:
Property and equipment, net	459	660
Right-of-use asset	486	528
Other assets	277	300

Total other assets	1,222	1,488

Total assets	$55,835	$49,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,759	$5,466
Accrued compensation and benefits	103	850
Revenue and royalties payable	4,712	4,836
Asset retirement obligations	1,000	1,000
Current lease obligation	199	196

Total current liabilities	8,773	12,348

Noncurrent liabilities:
Credit facility	-	-
Asset retirement obligations	13,139	13,083
Long-term lease obligation, net of current portion	365	415

Total noncurrent liabilities	13,504	13,498

Total liabilities	22,277	25,846

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 34,061,831 and 27,903,197 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	342	279
Additional paid-in capital	234,245	221,460
Accumulated deficit	(201,029)	(197,918)

Total shareholders’ equity	33,558	23,821

Total liabilities and shareholders’ equity	$55,835	$49,667

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2025 and 2024

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenue:
Oil	$1,770	$4,727
Natural gas and liquids	423	664
Total revenue	2,193	5,391

Operating expenses:
Lease operating expenses	1,609	3,186
Gathering, transportation and treating	16	64
Production taxes	148	343
Depreciation, depletion, accretion and amortization	1,119	2,195
Impairment of oil and natural gas properties	-	5,419
General and administrative expenses	2,389	2,206
Total operating expenses	5,281	13,413

Operating loss	(3,088)	(8,022)

Other income (expense):
Commodity derivative loss, net	-	(1,381)
Interest expense, net	(47)	(120)
Other income, net	24	4
Total other expense	(23)	(1,497)

Net loss before income taxes	$(3,111)	$(9,519)
Income tax expense	-	(18)
Net loss	$(3,111)	$(9,537)

Basic and diluted weighted average shares outstanding	32,724,922	25,388,221
Basic and diluted loss per share	$(0.10)	$(0.38)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE three months ended March 31, 2025 and 2024

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522
Stock-based compensation	-	-	200	-	200
Shares issued upon vesting of restricted stock awards	426,104	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(98,761)	(1)	(104)	-	(105)
Share repurchases	(318,200)	(3)	(334)	-	(337)
Net loss	-	-	-	(9,537)	(9,537)
Balances, March 31, 2024	25,343,013	$253	$218,161	$(181,671)	$36,743

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,918)	$23,821
Shares issued for acquisition of industrial gas properties	1,400,000	14	2,618	-	2,632
Shares issued upon vesting of restricted stock awards	851,515	9	(9)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(203,281)	(2)	(322)	-	(324)
Shares sold in underwritten offering, net of offering costs $1,032	4,871,400	49	11,828	-	11,877
Share repurchases	(125,600)	(1)	(233)	-	(234)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Stock-based compensation	-	-	471	-	471
Net loss	-	-	-	(3,111)	(3,111)
Balances, March 31, 2025	34,061,831	$342	$234,245	$(201,029)	$33,558

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2025 and 2024

(in thousands)

	2025	2024

Cash flows from operating activities:
Net loss	$(3,111)	$(9,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	1,119	2,195
Impairment of oil and natural gas properties	-	5,419
Total commodity derivatives losses, net	-	1,381
Commodity derivative settlements received	-	404
Losses (gains) on marketable equity securities	66	(15)
Impairment and loss on real estate held for sale	-	11
Amortization of debt issuance costs	23	12
Stock-based compensation	471	200
Right-of-use asset amortization	42	40
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	689	248
Other assets	(343)	(397)
Accounts payable and accrued liabilities	(2,580)	(245)
Accrued compensation and benefits	(747)	(298)
Revenue and royalties payable	(125)	80
Payments on operating lease liability	(48)	(43)
Payments of asset retirement obligations	-	(58)

Net cash used in operating activities	(4,544)	(603)

Cash flows from investing activities:
Acquisition of industrial gas properties	(2,128)	-
Industrial gas capital expenditures	(277)	-
Oil and natural gas capital expenditures	(14)	(144)
Property and equipment expenditures	(3)	-
Proceeds from sale of oil and natural gas properties, net	-	(35)

Net cash used in investing activities	(2,422)	(179)

Cash flows from financing activities:
Payments on insurance premium finance note	-	(62)
Shares withheld to settle tax withholding obligations for restricted stock awards	(324)	(105)
Repurchases of common stock	(234)	(396)
Related party share repurchase	(1,574)	-
Proceeds from underwritten offering	11,877	-

Net cash provided by (used in) financing activities	9,745	(563)

Net increase (decrease) in cash and equivalents	2,779	(1,345)

Cash and equivalents, beginning of period	7,723	3,351

Cash and equivalents, end of period	$10,502	$2,006

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”), New Horizon Resources LLC (“New Horizon Resources”) and Coyote Resources LLC ("Coyote Resources"), which was formed on August 6, 2024, are referred to as the “Company” in these notes to unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of helium, carbon dioxide, nitrogen and hydrocarbons (collectively, "industrial gas" or "industrial gases"), and oil and natural gas properties (collectively referred to as "commodities" or "industrial gas and oil and natural gas") in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025. Our financial condition as of March 31, 2025, and operating results for the three months ended March 31, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization ("DD&A") and impairment of the carrying value of proved oil and natural gas properties, and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One, New Horizon Resources and Coyote Resources. U.S. Energy Corp. accounts for its share of oil and natural gas exploration and production activities, and industrial gas activities in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows. All inter-company balances and transactions have been eliminated in consolidation.

Industry Segment and Geographic Information

The Company currently operates in the exploration and production segment of the oil and natural gas industry, onshore in the United States. The Company’s operations are all related to oil and natural gas from which the Company derives all its revenues. The Company manages its business as a single reportable segment, as its operations are focused on assets with similar economic characteristics, production processes, types of purchasers, regulatory environment and customers which are consistent across the Company. Therefore, the Company aggregates its operating regions into one reportable segment. Our principal properties and operations are currently in the Rockies region (Montana, and Wyoming), the Mid-Continent region (Oklahoma, Kansas, and North and East Texas), and West Texas, South Texas and Gulf Coast region. Our Chief Executive Officer is our chief operating decision maker (CODM). The CODM utilizes operating income or loss as the primary operating measure to evaluate the performance of properties, which is revenues less lease operating expenses. Other segment items primarily consist of total assets, DD&A, general and administrative expense, gain or loss on derivative activity, interest expense and income tax expense or benefit. Our significant segment expenses and other segment items are derived from and can be found within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Industrial Gas Properties

The Company capitalizes all costs associated with the acquisition, exploration and development of industrial gas properties. The acquisition of leases, cost of acquiring drilling permits, drilling, development and asset retirement costs are capitalized as exploration and unevaluated properties. When commercially viable quantities of industrial gas reserves are discovered, the associated costs are reclassified to evaluated assets. The Company will periodically assess exploration and unevaluated properties on a property by property basis to determine whether they have been impaired. The assessment would include a review of capital plans including drilling or construction of production infrastructure on the property and assessment of expected cash flows for recoverability. Any additional costs to develop the properties or to construct infrastructure to produce and process industrial gases, including processing plant construction costs, will be capitalized as evaluated. Interest expense, if any, is capitalized on qualifying expenditures. Evaluated industrial gas properties are subject to DD&A once production commences utilizing the units of production method. Evaluated industrial gas properties are stated at cost, less accumulated depletion, depreciation and amortization.

The carrying value of evaluated properties is reviewed for impairment when there are indications that it may not be recoverable due to significant and prolonged declines in prices, significant reductions in estimated resources, changes in the Company’s plans or other significant events that indicate that an impairment may exist. If any such indication of impairment exists and the sum of the undiscounted cash flows is less than the carrying value of the evaluated property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period with a reduction in the associated carrying cost. Individual evaluated properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows. The fair value of impaired property is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with market participants. The impairment test incorporates several assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future production, future contracted industrial gas prices, estimates of future operating and development costs.

Proceeds from partial dispositions of unevaluated property are offset against the acquisition cost with no gain or loss recognized and the remaining unevaluated property will be subject to impairment assessment. In the event we dispose of all interest in a significant, unevaluated property, gain or loss will be recognized. Gain or loss will be recognized on dispositions of evaluated properties.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is effective for annual periods beginning after December 15, 2024.

The amendments from this update provide transparency about income tax information through improvements primarily related to the rate reconciliation and income taxes paid information. Among other disclosures, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, showing detail from eight specific categories: (a) state and local income tax net of federal (national) income tax effect, (b) foreign tax effects, (c) effect of changes in tax laws or rates enacted in the current period, (d) effect of cross-border tax laws, (e) tax credits, (f) changes in valuation allowances, (g) nontaxable or nondeductible items, and (h) changes in unrecognized tax benefits. In addition, public business entities are required to separately disclose any reconciling item, disaggregated by nature and/or jurisdiction, in which the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate. Also, for the state and local category, a public business entity is required to provide a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category.  Additional disclosures required a disaggregation of both continuing income before income taxes and taxes paid by jurisdiction.  The Company is currently assessing the impact of adopting this new guidance on its financial disclosures.

New Accounting Pronouncement Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.

2. ACQUISITIONS

Acquisition of industrial gas acreage

On January 7, 2025, the Company entered into, and simultaneously closed the related party transactions contemplated by, a Purchase and Sale Agreement (the “Synergy Purchase Agreement”), with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who is an approximate sixty percent beneficial owner of Synergy.

Pursuant to the Synergy Purchase Agreement, the Company purchased from Synergy, 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the assigned rights the Company acquired in the Wavetech acquisition, including all leases, wells, rights and interests in, under or derived from all communalization, unitization, or pooling agreements or pooling orders, easements, mineral interests, contracts, production, equipment, claims, receivables, indemnities, permits, seismic studies and records, associated therewith (collectively, the “Property”), subject to Synergy retaining an undivided twenty percent (20.00%) of Synergy’s right, title, and interest in the Property, and certain excluded assets (the “Synergy Reserved Interest”).

The Property was acquired in consideration for (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock (representing 4.76% of the Company’s outstanding common stock at the time of the entry into the Purchase Agreement) (the “Closing Shares”); (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy Reserved Interest, until the earlier of (i) 78 months from the closing date; or (ii) the date the total costs associated therewith total $20 million; (d) the Company's agreement to pay Synergy 18% of the cash amounts it actually realizes following the closing in, so much as they result from, are generated by, or are credited to the Company, pursuant to any law or regulation allowing for benefits resulting from our sequestration of carbon oxides or similar substances derived directly from the area of mutual interest (“AMI”) surrounding the Property; and (e) the Company's agreement to pay Synergy 18% of the gain we may receive in connection with the sale of the future, first, gas processing plant located on the Property (which includes any expansions connected to the initial installation that processes production from within the AMI in which the Company has a financial interest), in the same form as the consideration we receive upon such sale. Total consideration was $4.7 million. The transaction was accounted for as an asset acquisition and recorded as an unevaluated industrial gas asset upon closing.

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region, West Texas, South Texas, and Gulf Coast region, and Mid-Continent region for the three months ended March 31, 2025 and 2024, are presented in the following table:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Rockies
Oil	$1,357	$1,721
Natural gas and liquids	69	41
Total	$1,426	$1,762

West Texas, South Texas, and Gulf Coast
Oil	$233	$1,599
Natural gas and liquids	10	46
Total	$243	$1,645

Mid-Continent
Oil	$180	$1,407
Natural gas and liquids	344	577
Total	$524	$1,984

Combined Total	$2,193	$5,391

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Purchaser A	46%	28%
Purchaser B	16%	23%
Purchaser C	8%	11%

4. LEASES

The Company’s operating lease right-of-use asset and lease obligation are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets as of  March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Right-of-use asset	$486	$528
Lease liability
Current lease obligation	$199	$196
Long-term lease obligation	365	415
Total lease liabilities	$564	$611

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. The following are the amounts recognized as components of lease cost for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$49	$49
Short-term lease cost	25	212
Total lease costs	$74	$261

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of March 31,
	2025	2024
	(in thousands)
Weighted average lease term (years)	2.7	3.7
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of March 31, 2025 are presented in the following table:

March 31, 2025
(in thousands)
2025	$165
2026	224
2027	210
2028	-
Total lease payments	$599
Less: imputed interest	(35)
Total lease liability	$564

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2025, the Company used $74.52 per barrel for oil and $2.44 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. No ceiling test write down was recorded for the three months ended March 31, 2025.

The Company recorded a $5.4 million ceiling test write-down of its oil and natural gas properties during the three months ended March 31, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

6. DEBT

On January 5, 2022, the Company entered into a four-year credit agreement (“Credit Agreement”) with FirstBank Southwest (“FirstBank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Company is currently renegotiating its Credit Agreement with FirstBank.

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense from drawn balances recognized on the Credit Agreement and the weighted average interest rates for the three months ended March 31, 2025 and 2024 are presented in the following table:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest expense	$-	$111
Weighted average interest rate	0.0%	9.1%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of March 31, 2025, the borrowing base was $20 million.

On September 10, 2024, with the proceeds of $1.8 million from the settlement of the derivative contracts and cash on hand, the Company repaid the then remaining balance of $2.0 million borrowed under the Credit Agreement. Therefore, there were no amounts outstanding on the Credit Agreement as of March 31, 2025 and December 31, 2024.

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

As of  March 31, 2025 and December 31, 2024, the Company no longer has any commodity derivative contracts outstanding.

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net commodity derivative (gain) loss line-item presentation in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Commodity derivative settlement gain (loss):
Oil contracts	$-	$404
Total commodity derivative settlement gain (loss)	$-	$404

Total net commodity derivative gain (loss):
Oil contracts	$-	$(1,381)
Total net commodity derivative gain (loss)	$-	$(1,381)

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

9. SHAREHOLDERS’ EQUITY

Equity Issuance

On January 22, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to an underwritten offering of 4,871,400 shares of common stock, at a price to the public of $2.65 per share (such offering, the “Offering”).

The sale of 4,871,400 shares of Common Stock (including the full 635,400 Option) in connection with the Offering, closed on January 23, 2025. The Company generated approximately $11.9 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and offering costs payable by us, and plans to use such proceeds for the development of its recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management used $1.574 million from the Option exercise to purchase shares of common stock from Sage Road Capital, LLC (a current shareholder of the Company whose co-manager is Joshua L. Batchelor, a then member of the Board of Directors of the Company) and its affiliates at a price equal to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

Related Party Share Repurchase

On January 27, 2025, the Company entered into a Share Repurchase Agreement with Banner Oil & Gas, LLC (“Banner”), Woodford Petroleum, LLC (“Woodford”), and Sage Road Energy II, LP, (“Sage Road”, and together with Banner and Woodford, the “Selling Stockholders”). In his capacity as co-Managing Partner of Sage Road Capital, LLC, which indirectly controls and manages certain funds which own a majority interest in Banner, Woodford and Sage Road, Joshua L. Batchelor, a then member of the Board of Directors of the Company, may be deemed to beneficially own the shares of common stock held by the Selling Stockholders.

Pursuant to the Share Repurchase Agreement, the Company, in a private transaction, outside of, and separate from the Company’s previously disclosed share repurchase program, on January 27, 2025, repurchased (a) 534,020 shares of common stock held by Banner, (b) 41,229 shares of common stock held by Woodford, and (c) 60,151 shares of common stock held by Sage Road, for an aggregate of $1.574 million or approximately $2.48 per share, which is the net price per share of the 4,871,400 shares of Common Stock which we sold in our underwritten public offering which closed on January 23, 2025, less underwriting discounts and commissions, and which represented an 8.2% premium to the closing sales price of the Company's Common Stock on January 27, 2025.

The share repurchase program was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three months ended March 31, 2025 and 2024, there was no compensation expense related to stock options. As of  March 31, 2025 and  March 31, 2024, all stock options had vested. No stock options were granted or exercised during the three months ended March 31, 2025 and 2024. The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	16,500	$10.00	22,176	$30.48

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2025 by the remaining contractual term:

Options Outstanding and Exercisable
	Exercise		Weighted	Remaining
	Price		Average	Contractual
Number of	Range		Exercise	Term
Shares	Low	High	Price	(years)

16,500	$7.20	$11.60	$10.00	2.5

Restricted Stock

The Company grants restricted stock under its incentive plans covering shares of common stock to employees and directors of the Company. Significantly all of the restricted stock awards are time-based awards and are amortized ratably over a requisite service period. Time-based awards vest ratably following the grant date, provided the grantee is employed on the vesting dates. Forfeitures of restricted stock awards are recognized as they occur. Restricted stock granted to employees is reduced by shares forfeited to pay withholding tax. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the three months ended March 31, 2025:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2024	1,450,695	$1.41
Granted	1,140,000	$2.03
Vested	(851,515)	$1.52
Non-vested restricted stock as of March 31, 2025	1,739,180	$1.76

For the three months ended March 31, 2025 and 2024, the Company recognized $0.5 million and $0.2 million, respectively, of stock compensation expense related to restricted stock grants. Total compensation cost related to non-vested awards not yet recognized in the Company’s Condensed Consolidated Statements of Operations as of March 31, 2025 was $2.4 million. This cost is expected to be recognized over a weighted average period of 2.0 years.

Share Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and extended on March 19, 2024, and set to expire on June 30, 2025. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

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

The following table presents the activity in the share repurchase program for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Shares repurchased	126	318
Weighted average price per share	$1.865	$1.059
Value of shares repurchased	$234	$337

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

In the fair value calculation for the ARO there are a number of assumptions and judgments, including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental, and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Balance, beginning of year	$14,083	$18,490
Acquired or incurred	18	2
Cost and life revisions	-	(150)
Plugged	(134)	(374)
Sold	(114)	(5,435)
Accretion	286	1,550
Balance, end of period	$14,139	$14,083

Asset retirement obligations - current	$1,000	$1,000
Asset retirement obligations - noncurrent	13,139	13,083
Balance, end of period	$14,139	$14,083

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 0% for the three months ended March 31, 2025 and 2024, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. An acquisition transaction which closed on  January 5, 2022 triggered an Internal Revenue Code ("IRC") Section 382 ownership change, and therefore placed additional limitations on the Company’s pre-transaction net operating loss ("NOL") and other tax attributes. No additional triggering ownership changes under the IRC have occurred since then.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2025 and 2024, the Company had no uncertain tax positions.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income per common share is calculated by dividing adjusted net income by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions; however, they do not participate in losses. Therefore, dividends, if any, attributable to participating securities are not included as a reduction in the calculation of loss attributable to common shareholders.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands except per share data)
Net loss attributable to common shareholders	$(3,111)	$(9,537)

Basic weighted average common shares outstanding	32,725	25,388
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted average common shares outstanding	32,725	25,388

Basic and Diluted net loss per share	$(0.10)	$(0.38)

For the three months ended March 31, 2025 and 2024, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	17	23
Unvested shares of restricted stock	1,739	1,738
Total	1,756	1,761

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

	March 31, 2025	December 31, 2024
Current assets:
Marketable equity securities
Number of shares owned	2,421,180	2,421,180
Quoted market price	$0.03491	$0.06256
Share Value	$84,526	$151,475
Estimated cost to sell shares	$(20,000)	$(20,000)

Fair value of marketable equity securities	$64,526	$131,475

Credit Facility

The Company’s credit facility approximates fair value because the interest rate is variable and reflective of market rates.

Other Financial Instruments

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Nonrecurring Fair Value Measurements

Asset Retirement Obligations

The Company measures the fair value of asset retirement obligations as of the date a well is acquired, the date a well begins drilling, or the date the Company revises its ARO assumptions. The Company’s estimated AROs are based on historical experience in plugging and abandoning wells, estimated economic lives, estimated plugging and abandonment costs and federal and state regulatory requirements, all unobservable inputs, and therefore, are designated as Level 3 within the valuation hierarchy. The liability is discounted using the credit-adjusted risk-free rate estimated at the time the liability is incurred or revised upwards. The credit adjusted risk-free rate used to discount the Company’s plugging and abandonment liabilities range from 7.30% to 19.00%. See Note 10-Asset Retirement Obligations.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$592	$119
Joint interest billings receivable	256	378
Income tax receivable	28	28
Other	40	47

Total other current assets	$915	$572

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Accounts payable	$1,324	$2,197
Operating expense and oil and natural gas property accruals	601	2,417
Interest Payable	-	172
Production taxes payable	444	653
Other	390	27

Total accounts payable and accrued expenses	$2,759	$5,466

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for interest	$-	$254
Cash received for income taxes	-	(70)

Investing activities:
Common stock issued for acquisition of industrial gas properties	(2,632)	-
Asset retirement obligations	-	(158)
Financing activities:
Accrual for repurchase of common stock	-	(59)

16. SUBSEQUENT EVENTS

Expected Write-Down of Oil and Natural Gas Properties

Under the full-cost method of accounting, the net book value of proved oil and natural gas properties, less related deferred income taxes,  may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves. Estimated future net cash flows are calculated using the unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, adjusted for location and quality differentials, held flat for the life of the production (except where prices are defined by contractual arrangements), less estimated operating costs, production taxes and future development costs, all discounted at 10 percent per annum. Future cash outflows associated with settling accrued asset retirement obligations are excluded from the calculation.

For the three months ended March 31, 2025, we did not incur a ceiling test write-down of our oil and natural gas properties. We expect to record a further write-down of our oil and natural gas properties in the second quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test as higher second quarter 2024 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower second quarter 2025 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $7.0 million to $8.0 million in the second quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 13, 2025 (the “Annual Report”).

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate, or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil per day;

●	"Industrial gases" refers to helium, carbon dioxide, nitrogen and hydrocarbons;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

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

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025 and 2024.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries, Energy One LLC (“Energy One”), New Horizon Resources LLC (“New Horizon Resources”) and Coyote Resources LLC ("Coyote Resources"), which was formed on August 6, 2024, are referred to as the “Company”) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of industrial gases, oil and natural gas properties in the United States.

Material Developments

Synergy – acquisition of industrial gas properties

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

Underwritten Offering

On January 22, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to an underwritten offering of 4,871,400 shares of common stock, at a price to the public of $2.65 per share (such offering, the “Offering”).

The sale of 4,871,400 shares of common stock (including the full 635,400 Option) in connection with the Offering, closed on January 23, 2025. The Company generated approximately $11.9 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and offering costs payable by us, which we expect to use for the development of our recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management, pursuant to the terms of the Underwriting Agreement, used $1.574 million from the Option exercise to purchase shares of common stock from Sage Road Capital, LLC (a current shareholder of the Company whose co-manager is Joshua L. Batchelor, a then member of the Board of Directors of the Company) or its affiliates at a price up to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

Related Party Share Repurchase

On January 27, 2025, the Company entered into a Share Repurchase Agreement with Banner Oil & Gas, LLC (“Banner”), Woodford Petroleum, LLC (“Woodford”), and Sage Road Energy II, LP, (“Sage Road”, and together with Banner and Woodford, the “Selling Stockholders”). In his capacity as co-Managing Partner of Sage Road Capital, LLC, which indirectly controls and manages certain funds which own a majority interest in Banner, Woodford and Sage Road, Joshua L. Batchelor, a then member of the Board of Directors of the Company, may be deemed to beneficially own the shares of common stock held by the Selling Stockholders.

Pursuant to the Share Repurchase Agreement, the Company, in a private transaction, outside of, and separate from the Company’s previously disclosed share repurchase program, on January 27, 2025, repurchased (a) 534,020 shares of common stock held by Banner, (b) 41,229 shares of common stock held by Woodford, and (c) 60,151 shares of common stock held by Sage Road, for an aggregate of $1.574 million or approximately $2.48 per share, which is the net price per share of the 4,871,400 shares of common stock which we sold in our underwritten public offering which closed on January 23, 2025, less underwriting discounts and commissions, and which represented an 8.2% premium to the closing sales price of the Company’s common stock on January 27, 2025.

The share repurchase program was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

Stock Repurchase Program

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

During the three months ended March 31, 2025, the Company repurchased 125,600 shares for $0.23 million, at a weighted average price of $1.87 per share. During the three months ended March 31, 2024 the Company repurchased 318,200 shares for $0.34 million at a weighted average price of $1.06 per share. As of March 31, 2025, a total of $3.6 million remained available under the repurchase program for future repurchases.

Full Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2025, the Company used $74.52 per barrel for oil and $2.44 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. The Company did not incur a ceiling test write-down of its oil and natural gas properties during the three months ended March 31, 2025.

We expect to record a further write-down of our oil and natural gas properties in the second quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $7.0 million to $8.0 million in the second quarter of 2025.

Plan of Operations and Strategy

During the remainder of 2025 and beyond, we intend to seek additional opportunities in the oil, natural gas and industrial gas sectors, including but not limited to further acquisition of assets, participation with industry partners in exploration and development projects, acquisition of existing companies, and the purchase of other industrial gas assets. We plan to continue to monetize legacy assets and redeploy capital into our core focus areas. During the first half of 2025 we intend to complete two wells and drill two additional new wells targeting an industrial gas zone. Share repurchases under our approved share repurchase program continued in the first quarter of 2025, and the Board of Directors has extended the share repurchase program until June 30, 2026. These repurchases may continue so long as share prices remain attractive and repurchases remain in the best interests of both the Company and its stockholders.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2025 and 2024

 For the Three Months Ended March 31, 2025, we recorded a net loss of $3.1 million, which was primarily due to declining commodity prices and lower production, resulting in reduced revenue for the period, which was also affected by property sales. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,770	$4,727	$(2,957)	(63)%
Natural gas and liquids	423	664	(241)	(36)%

Total revenue	$2,193	$5,391	$(3,198)	(59)%

Production quantities:
Oil (Bbls)	29,994	68,599	(38,605)	(56)%
Natural gas and liquids (Mcfe)	102,088	247,209	(145,121)	(59)%
BOE	47,008	109,800	(62,792)	(57)%
BOE/Day	522	1,207	(684)	(57)%

Average sales prices:
Oil (Bbls)	$59.01	$68.91	$(9.90)	(14)%
Natural gas and liquids (Mcfe)	$4.14	$2.69	$1.46	54%
BOE	$46.65	$49.10	$(2.45)	(5)%

The decrease in our oil and natural gas revenue of $3.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a decrease of 57% in production quantities and a decrease in realized commodity pricing of 5% on a per barrel of oil equivalent (BOE) basis. For the three months ended March 31, 2025, we produced 47,008 BOE, or an average of 522 BOE per day, as compared to 109,800 BOE or an average of 1,207 BOE per day during the comparable period in 2024. The decrease in our production quantities primarily relates to the divestitures of Karnes County, East Texas and Mid-con regions which occurred in second half of 2024 and the natural decline in production in remaining producing assets. During the three months ended March 31, 2025, our production was 64% oil and 36% natural gas and liquids compared to 62% oil and 38% natural gas and liquids produced during the three months ended March 31, 2024.

Oil and  Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Lease operating expenses	$1,609	$3,186	$(1,577)	(49)%
Gathering, transportation and treating	16	64	$(48)	(75)%
Production taxes	148	343	$(195)	(57)%

Total	$1,773	$3,593	$(1,820)	(51)%

Lease operating expense per BOE	$34.23	$29.02	$5.21	18%
Gathering, transportation and treating per BOE	$0.34	$0.58	$(0.24)	(42)%

For the three months ended March 31, 2025, lease operating expenses were $1.6 million or $34.23 per BOE. While lease operating expenses decreased by $1.6 million when compared to the $3.2 million or $29.02 per BOE for the three months ended March 31, 2024 the cost on a BOE basis increased as the mix of properties changed as a result of the divestment of Karnes County, East Texas, and Mid-con properties.

For the three months ended March 31, 2025, gathering, transportation, and treating costs were $16 thousand, a decrease of $48 thousand, or 75%, compared to the comparable period of 2024. This decrease was attributable to the divestiture of properties that included gathering and transportation costs in the second half of 2024.

For the three months ended March 31, 2025, production taxes were $148 thousand, a decrease of $195 thousand, or 57%, compared to the comparable period of 2024. Production taxes consistently remain between 6% and 7% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 59% discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $1.1 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $13.35 per BOE and $15.90 per BOE for the three months ended March 31, 2025 and 2024, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  The Company did not incur a ceiling test write down for the three months ended March 31, 2025. The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the three months ended March 31, 2024, due to a reduction in the value of proved oil and natural gas reserves. The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Compensation and benefits	$772	$1,172	$(400)	(34)%
Stock-based compensation	471	200	271	136%
Professional fees, insurance and other	1,146	834	312	37%

Total general and administrative expenses	$2,389	$2,206	$183	8%

General and administrative expenses increased by $0.2 million for the three months ended March 31, 2025 as compared to the prior year period. The increase was primarily attributable to an increase in both professional fees primarily attributable to divestitures, and acquisition related activities as well as incremental costs associated with a partial outsourcing of our accounting function to a third-party provider including transition costs.  Stock-based compensation was higher because of the value of the restricted stock awards being amortized for the three months ended March 31, 2025 than those being amortized during the three months ended March 31, 2024.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Commodity derivative loss, net	$-	$(1,381)	$1,381	100%
Interest expense, net	(47)	(120)	73	61%
Other income	24	4	20	500%

Total other expense	$(23)	$(1,497)	$1,474	98%

For the three months ended March 31, 2025, we did not have any open commodity derivative positions. For the three months ended March 31, 2024, we recognized losses on commodity derivative contracts of $1.4 million, primarily as the result of a decrease in the fair value of our outstanding commodity derivative contracts from settlements of open positions and higher WTI prices.

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. As of December 31, 2023, we had a balance outstanding of $5.0 million on our credit facility that was repaid during the third quarter of 2024. For the three months ended March 31, 2025, there was no balance outstanding on the credit facility, but we incurred fees to maintain our credit facility.

Liquidity and Capital Resources

Based on the current commodity price environment and our current working capital, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

As of March 31, 2025, the Company was in compliance with all financial covenants related to the credit facility.

During 2025, we anticipate our industrial gas development to cost between $3.5 and $4.5 million on drilling and completing 2 – 4 industrial gas wells, acreage extension payments as well as site and preliminary design for our anticipated industrial gas processing plant and related infrastructure. The total costs depend primarily on the number of industrial gas wells drilled and the timing of construction on an industrial gas processing plant. In addition, depending on timing, regulatory requirements and weather, we plan to incur costs for plugging and abandonment of oil and natural gas wells of up to $1.0 million. We view much of these capital activities as discretionary for which we can control both the timing and amount of the expenditures. Other activities, such as some repairs and maintenance may be required from time to time by regulatory bodies. We anticipate our expenditures will be funded primarily by cash on hand, operating cash flows, proceeds from divestitures of oil and natural gas properties, and if necessary, borrowings under our credit facility. In the event that readily available sources of cash flow are insufficient to fund our capital needs, we may utilize equity and credit markets as a funding mechanism.

Sources of Cash

For the three months ended March 31, 2025, we funded our capital expenditures with cash on hand and proceeds from our January 2025 equity offering. In January 2025, we raised $11.9 million ($10.3 million after the Related Party Share Repurchase and related issuance costs) in an underwritten offering of 4,871,400 shares of our common stock. In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may raise funds through additional equity offerings or from other sources of financing. We also may re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rates, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of March 31, 2025.

The borrowing base is subject to redetermination semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit Agreement. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement. We are currently in talks with our bank to renew and extend the Credit Agreement through 2029. We anticipate the process to be completed in the second quarter of 2025.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. There were no amounts outstanding on the Credit Agreement as of March 31, 2025.

Uses of Cash

We use cash for the acquisition and development of industrial gas and oil and gas properties, workovers and capital expenditures, operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the three months ended March 31, 2025, we spent approximately $2.1 million on the acquisition of industrial gas properties and capital expenditures.

The amount and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of industrial gas and oil and natural gas prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,544)	$(603)	$(3,941)
Investing activities	(2,422)	(179)	(2,243)
Financing activities	9,745	(563)	10,308

Operating Activities. Cash used in operating activities of $4.5 million for the three months ended March 31, 2025 was mainly due to $3.1 million of net loss and reduction in $2.6 million of accounts payable and accrued liabilities, offset by $1.1 million of depreciation, depletion, accretion, and amortization. Cash used in operating activities of $0.6 million for the three months ended March 31, 2024, was mainly due to $9.5 million of net loss, offset by $5.4 million of impairment of oil and gas properties and $2.2 million of depreciation, depletion, accretion, and amortization.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 was $2.4 million as compared to cash used in investing activities of $0.2 million for the comparable period in 2024. The primary use of cash in our investing activities for the three months ended March 31, 2025 was attributable to the Synergy acquisition noted above in Material Developments. For the three months ended March 31, 2024, the primary use of cash in our investing activities related to returning idle wells to production and improvements to our gathering system in East Texas.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2025 was $9.7 million as compared cash used in financing activities of $0.6 million for the comparable period in 2024. As discussed in Material Developments above, the primary driver of finance cash inflow was our first quarter equity offering which generated net proceeds of $11.9 million offset by a share repurchases. Cash used in financing activities during the three months ended March 31, 2024 primarily related to share repurchases of $0.4 million and tax withholdings related to share based compensation.

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

As of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made due to a material weakness in our internal control over financial reporting as of December 31, 2024, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weakness in our internal control over financial reporting as of December 31, 2024.  Specifically, our accounting system was not designed appropriately, and reliance could not be placed on some of the control elements of the accounting system. These control elements include a lack of certain functionality related to system-based account reconciliations, missing systematic controls in areas such as segregation of duties enforcement and data input validation, and an absence of independent evaluation of third-party information technology controls ("ITGCs"). The Company's manual review controls partially compensate for the system design limitations, but this material weakness cannot be remediated without the implementation of a system-based solution.

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

Changes in Internal Control over Financial Reporting

In January 2025, we began outsourcing much of our day-to-day accounting to a third-party provider, which involves utilizing a new accounting system that we believe will remediate the historic material weakness by year end 2025. The outsourcing arrangement is subject to the Company's supervision and review and many processes such oil and natural gas reserves, income taxes, payroll, asset retirement obligations, and financial reporting among other corporate accounting functions continue to be maintained by Company accounting personnel. We anticipate assessing controls over the new accounting system as part of our year end 2025 reporting.

Except as disclosed above there were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025, under the heading “Item 1A. Risk Factors”, except as set forth below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
January 1- January 31, 2025	40,700	$2.15	40,700	$3,742,898
February 1 - February 28, 2025	43,500	$2.06	43,500	$3,653,369
March 1 - March 31, 2025	41,400	$1.38	41,400	$3,596,161
Total	125,600	$1.87	125,600	$3,596,161

(1) On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and extended on March 19, 2024, and set to expire on June 30, 2025. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The program does not obligate the Company to acquire a minimum amount of shares.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
1.1	Underwriting Agreement, dated January 22, 2025, by and between U.S. Energy Corp. and Roth capital Partners, LLC	8-K	000-06814	1.1	01/23/2025
10.1†	Purchase and Sale Agreement dated January 7, 2025, by and between U.S. Energy Corp., as purchaser and Synergy Offshore LLC, as seller	8-K	000-06814	10.1	01/10/2025
10.2	Share Repurchase Agreement between January 27, 2025, by and between U.S. Energy Corp., and Banner Oil & Gas, LLC, Woodford Petroleum, LLC, and Sage Road Energy II, LP	8-K	000-06814	10.1	01/29/2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: May 12, 2025	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)