Form 10-Q
period 2025-06-30
US ENERGY CORP
filed 2025-08-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The registrant had 34,023,549 shares of its common stock, par value $0.01 per share, outstanding as of August 12, 2025.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and equivalents	$6,728	$7,723
Oil and natural gas sales receivables	567	1,298
Marketable equity securities	210	131
Other current assets	710	572

Total current assets	8,215	9,724

Oil and natural gas under full cost method and industrial gas properties:
Proved oil and natural gas properties	137,114	142,029
Less accumulated depreciation, depletion and amortization	(114,811)	(112,958)

Oil and natural gas properties, net	22,303	29,071
Unevaluated industrial gas properties, not subject to amortization	19,415	9,384

Oil, natural gas and industrial gas properties, net	41,718	38,455

Other Assets:
Property and equipment, net	411	660
Right-of-use asset	443	528
Other assets	206	300

Total other assets	1,060	1,488

Total assets	$50,993	$49,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,186	$5,466
Accrued compensation and benefits	46	850
Revenue and royalties payable	4,532	4,836
Asset retirement obligations	800	1,000
Current lease obligation	203	196

Total current liabilities	10,767	12,348

Noncurrent liabilities:
Asset retirement obligations	11,954	13,083
Long-term lease obligation, net of current portion	312	415

Total noncurrent liabilities	12,266	13,498

Total liabilities	23,033	25,846

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 34,021,820 and 27,903,197 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	342	279
Additional paid-in capital	234,705	221,460
Accumulated deficit	(207,087)	(197,918)

Total shareholders’ equity	27,960	23,821

Total liabilities and shareholders’ equity	$50,993	$49,667

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2025 and 2024

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Oil	$1,844	$5,472	$3,615	$10,199
Natural gas and liquids	184	574	607	1,238
Total revenue	2,028	6,046	4,222	11,437

Operating expenses:
Lease operating expenses	1,569	3,076	3,178	6,262
Gathering, transportation and treating	2	63	18	127
Production taxes	148	367	296	710
Depreciation, depletion, accretion and amortization	1,118	2,165	2,237	4,360
Impairment of oil and natural gas properties	2,760	-	2,760	5,419
General and administrative expenses	2,246	2,091	4,635	4,297
Loss on sale of assets	424	-	424	-
Total operating expenses	8,267	7,762	13,548	21,175

Operating loss	(6,239)	(1,716)	(9,326)	(9,738)

Other income (expense):
Commodity derivative loss, net	-	(112)	-	(1,493)
Interest expense, net	(47)	(131)	(95)	(251)
Other income, net	228	(19)	252	(15)
Total other income (expense)	181	(262)	157	(1,759)

Net loss before income taxes	$(6,058)	$(1,978)	$(9,169)	$(11,497)
Income tax expense	-	4	-	(14)
Net loss	$(6,058)	$(1,974)	$(9,169)	$(11,511)

Basic and diluted weighted average shares outstanding	32,672,866	25,452,814	33,370,898	25,420,517
Basic and diluted loss per share	$(0.19)	$(0.08)	$(0.27)	$(0.45)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND six months ended June 30, 2025 and 2024

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522
Stock-based compensation	-	-	200	-	200
Shares issued upon vesting of restricted stock awards	426,104	4	(4)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(98,761)	(1)	(104)	-	(105)
Share repurchases	(318,200)	(3)	(334)	-	(337)
Net loss	-	-	-	(9,537)	(9,537)
Balances, March 31, 2024	25,343,013	$253	$218,161	$(181,671)	$36,743
Shares issued for acquisition of industrial gas properties	2,600,000	26	2,652	-	2,678
Stock-based compensation	-	-	476	-	476
Shares issued upon vesting of restricted stock awards	280,000	3	(3)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(24,754)	-	(27)	-	(27)
Share repurchases	(145,300)	(1)	(167)	-	(168)
Net loss	-	-	-	(1,974)	(1,974)
Balances, June 30, 2024	28,052,959	$281	$221,092	$(183,645)	$37,728

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,918)	$23,821
Shares issued for acquisition of industrial gas properties	1,400,000	14	2,618	-	2,632
Shares issued upon vesting of restricted stock awards	851,515	9	(9)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(203,281)	(2)	(322)	-	(324)
Shares sold in underwritten offering, net of offering costs $1,032	4,871,400	49	11,828	-	11,877
Share repurchases	(125,600)	(1)	(233)	-	(234)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Stock-based compensation	-	-	471	-	471
Net loss	-	-	-	(3,111)	(3,111)
Balances, March 31, 2025	34,061,831	342	234,244	(201,029)	33,557
Shares issued upon vesting of restricted stock awards	50,000	1	-	-	1
Shares withheld to settle tax withholding obligations for restricted stock awards	(18,211)	(0)	(22)	-	(22)
Share repurchases	(71,800)	(1)	(82)	-	(83)
Shares repurchased from related party	-	-	-	-	-
Stock-based compensation	-	-	563	-	563
Net loss	-	-	-	(6,058)	(6,058)
Balances, June 30, 2025	34,021,820	$342	$234,705	$(207,087)	$27,960

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2025 and 2024

(in thousands)

	2025	2024

Cash flows from operating activities:
Net loss	$(9,169)	$(11,511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, accretion, and amortization	2,237	4,360
Impairment of oil and natural gas properties	2,760	5,419
Loss on sale of assets	424	-
Total commodity derivatives losses, net	-	1,493
Commodity derivative settlements received	-	525
Loss (gain) on marketable equity securities	(79)	5
Impairment and loss on real estate held for sale	-	11
Amortization of debt issuance costs	45	24
Stock-based compensation	1,034	675
Right-of-use asset amortization	85	81
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	731	434
Other assets	31	(372)
Accounts payable and accrued liabilities	(3,022)	(372)
Accrued compensation and benefits	(804)	(265)
Revenue and royalties payable	(304)	(34)
Payments on operating lease liability	(96)	(89)
Payments of asset retirement obligations	-	(58)

Net cash provided by (used in) operating activities	(6,126)	326

Cash flows from investing activities:
Acquisition of industrial gas properties	(2,128)	(2,213)
Industrial gas capital expenditures	(2,504)	-
Oil and natural gas capital expenditures	(18)	(667)
Property and equipment expenditures	(3)	(202)
Net proceeds from sale of oil and natural gas properties	144	247
Proceeds from sale of real estate assets	-	139

Net cash used in investing activities	(4,509)	(2,696)

Cash flows from financing activities:
Borrowings on credit facility	-	2,000
Payments on insurance premium finance note	-	(62)
Shares withheld to settle tax withholding obligations for restricted stock awards	(346)	(132)
Repurchases of common stock	(316)	(564)
Related party share repurchase	(1,574)	-
Proceeds from underwritten offering	11,877	-

Net cash provided by financing activities	9,641	1,242

Net decrease in cash and equivalents	(995)	(1,128)

Cash and equivalents, beginning of period	7,723	3,351

Cash and equivalents, end of period	$6,728	$2,223

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries are referred to as the “Company” in these notes to unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, development and processing of helium, carbon dioxide, nitrogen and hydrocarbons (collectively, "industrial gas" or "industrial gases"), and oil and natural gas properties (collectively referred to as "commodities" or "industrial gas and oil and natural gas") in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025. Our financial condition as of June 30, 2025, and operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

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

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries. U.S. Energy Corp. accounts for its share of oil and natural gas exploration and production activities, and industrial gas activities in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows. All inter-company balances and transactions have been eliminated in consolidation.

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

Industrial Gas Properties

The Company capitalizes all costs associated with the acquisition, exploration and development of industrial gas properties. The acquisition of leases, costs of acquiring drilling permits, drilling, development and asset retirement costs are capitalized as exploration and unevaluated properties. When commercially viable quantities of industrial gas reserves are discovered, the associated costs are reclassified to evaluated assets. Insignificant unevaluated properties will be subject to amortization over the lease life unless the property is held in perpetuity by ongoing operations. The Company will periodically assess significant exploration and unevaluated properties on a property by property basis to determine whether they have been impaired. The assessment would include a review of capital plans including drilling or construction of production infrastructure on the property and assessment of expected cash flows for recoverability. Any additional costs to develop the properties or to construct infrastructure to produce and process industrial gases, including processing plant construction costs, will be capitalized as evaluated. Interest expense, if any, is capitalized on qualifying expenditures. Evaluated industrial gas properties are subject to DD&A once production commences utilizing the units of production method. Evaluated industrial gas properties are stated at cost, less accumulated depletion, depreciation and amortization.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is effective for annual periods beginning after December 15, 2024.

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

New Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, and DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.

2. ACQUISITIONS AND DIVESTITURES

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

Pursuant to the Synergy Purchase Agreement, the Company purchased from Synergy, 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the 144,000 net acres located across the Kevin Dome structure in Toole County, Montana acquired by the Company in June 2024 from Wavetech Helium, including all leases, wells, rights and interests in, under or derived from all communalization, unitization, or pooling agreements or pooling orders, easements, mineral interests, contracts, production, equipment, claims, receivables, indemnities, permits, seismic studies and records, associated therewith (collectively, the “Property”), subject to Synergy retaining an undivided twenty percent (20.00%) of Synergy’s right, title, and interest in the Property, and certain excluded assets (the “Synergy Reserved Interest”).

The Property was acquired in consideration for (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock (representing 4.76% of the Company’s outstanding common stock at the time of the entry into the Purchase Agreement) (the “Closing Shares”); (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy Reserved Interest, until the earlier of (i) 78 months from the closing date; or (ii) the date the total costs associated therewith total $20 million; (d) the Company's agreement to pay Synergy 18% of the cash amounts it actually realizes from our sequestration of carbon oxides or similar substances derived directly from the area of mutual interest (“AMI”) surrounding the Property; and (e) the Company's agreement to pay Synergy 18% of the gain we may receive in connection with the sale of the future, first, gas processing plant located on the Property (which includes any expansions connected to the initial installation that processes production from within the AMI in which the Company has a financial interest), in the same form as the consideration we receive upon such sale. Total consideration was $4.7 million. The transaction was accounted for as an asset acquisition and recorded as an unevaluated industrial gas asset upon closing.

Divestitures

During the second quarter of 2025, we entered into a negotiated post-closing cash settlement and recognized an additional loss of $424 thousand on our $6.825 million divestment in Henderson, Anderson, Liberty and Chambers County, Texas that closed on December 31, 2024.  The Company also closed on the sale of a portion of our operated Wyoming properties for approximately $500 thousand during the second quarter of 2025. Proceeds from the Wyoming divestiture were recorded as an adjustment to the full cost pool. The removal of the related asset retirement obligation was recorded as an adjustment to accumulated depreciation, depletion and amortization with no gain or loss recognized in the Statements of Operations.

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region, West Texas, South Texas, and Gulf Coast region, and Mid-Continent region for the three and six months ended June 30, 2025 and 2024, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Rockies
Oil	$1,340	$2,042	$2,697	$3,763
Natural gas and liquids	34	41	103	82
Total	$1,374	$2,083	$2,800	$3,845

West Texas, South Texas, and Gulf Coast
Oil	$251	$1,807	$484	$3,406
Natural gas and liquids	9	69	20	115
Total	$260	$1,876	$504	$3,521

Mid-Continent
Oil	$253	$1,623	$433	$3,030
Natural gas and liquids	141	464	485	1,041
Total	$394	$2,087	$918	$4,071

Combined Total	$2,028	$6,046	$4,222	$11,437

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Six Months Ended
	June 30,
	2025	2024
Purchaser A	45%	25%
Purchaser B	21%	28%
Purchaser C	7%	4%

4. LEASES

The Company’s operating lease right-of-use asset and lease obligation are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets as of  June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Right-of-use asset	$443	$528
Lease liability
Current lease obligation	$203	$196
Long-term lease obligation	312	415
Total lease liabilities	$515	$611

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. The following are the amounts recognized as components of lease cost for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$49	$49	$97	$97
Short-term lease cost	35	138	60	350
Total lease costs	$84	$187	$157	$447

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of June 30,
	2025	2024
	(in thousands)
Weighted average lease term (years)	2.4	3.4
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of June 30, 2025 is presented in the following table:

June 30, 2025
(in thousands)
2025	$110
2026	224
2027	210
Total lease payments	$544
Less: imputed interest	(29)
Total lease liability	$515

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2025, the Company used $70.48 per barrel for oil and $2.86 per one million British Thermal Units for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. The Company recorded a $2.8 million ceiling test write-down of its oil and natural gas properties during the three months ended June 30, 2025, due to the reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil prices and reserve reductions from recent divestitures.

The Company recorded a $5.4 million ceiling test write-down of its oil and natural gas properties during the six months ended June 30, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

6. Credit Facility

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense from drawn balances recognized on the Credit Agreement and the weighted average interest rates for the three and six months ended June 30, 2025 and 2024 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense	$-	$114	$-	$225
Weighted average interest rate	0%	9%	0%	9%

The Credit Agreement contains various restrictive covenants and compliance requirements, which include: (i) maintenance of certain financial ratios, as defined in the Credit Agreement tested quarterly, that limit the Company’s ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require its ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher; (ii) restrictions on making restricted payments as defined in the Credit Agreement, including the payment of cash dividends and repurchases of equity interests (subject to certain limited rights to make restricted payments as long as no event of default has occurred, or would result from the restricted payment, certain financial ratios are met and the borrowing availability after giving pro forma effect to any borrowing to be made on the date of the restricted payment is greater than, or equal to, 20% of the then existing borrowing base); (iii) limits on the incurrence of additional indebtedness; (iv) a prohibition on the entry into commodity swap contracts exceeding a specified percentage of our expected production; and (v) restrictions on the disposition of assets. As of June 30, 2025, the borrowing base was $20 million.

There were no amounts outstanding on the Credit Agreement as of June 30, 2025 and December 31, 2024 and the Company incurred no cash interest expense. The Company incurs $25 thousand per quarter for the non-use fee if we have no borrowings under the Credit Agreement.

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

As of  June 30, 2025 and December 31, 2024, the Company no longer has any commodity derivative contracts outstanding.

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net commodity derivative (gain) loss line-item presentation in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Commodity derivative settlement gain (loss):
Oil contracts	$-	$121	$-	$525
Total commodity derivative settlement gain (loss)	$-	$121	$-	$525

Total net commodity derivative gain (loss):
Oil contracts	$-	$(112)	$-	$(1,493)
Total net commodity derivative gain (loss)	$-	$(112)	$-	$(1,493)

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

9. SHAREHOLDERS’ EQUITY

Equity Issuance

On January 22, 2025, the Company entered into an underwriting agreement for the offering of 4,871,400 shares of common stock, at a price to the public of $2.65 per share (such offering, the “Offering”).

The sale of 4,871,400 shares of common stock (including the full 635,400 over-allotment option) in connection with the Offering, closed on January 23, 2025. The Company generated approximately $11.9 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and offering costs payable by us, and plans to use such proceeds for the development of its recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management used $1.574 million from the over-allotment option exercise to purchase shares of common stock from Sage Road Capital, LLC (whose co-manager, Joshua L. Batchelor, was a then member of the Board of Directors of the Company) and its affiliates at a price equal to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

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

Pursuant to the Share Repurchase Agreement, the Company, in a private transaction, outside of, and separate from the Company’s previously disclosed share repurchase program, on January 27, 2025, repurchased (a) 534,020 shares of common stock held by Banner, (b) 41,229 shares of common stock held by Woodford, and (c) 60,151 shares of common stock held by Sage Road, for an aggregate of $1.574 million or approximately $2.48 per share, which was the net price per share of the 4,871,400 shares of common stock sold in our underwritten public offering which closed on January 23, 2025, less underwriting discounts and commissions, and which represented an 8.2% premium to the closing sales price of the Company's common stock on January 27, 2025.

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

For the three and six months ended June 30, 2025 and 2024, there was no compensation expense related to stock options. As of  June 30, 2025 and  June 30, 2024, all stock options had vested. No stock options were granted or exercised during the three and six months ended June 30, 2025 and 2024. The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	16,500	$10.00	22,176	$30.48

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2025 by the remaining contractual term:

Options Outstanding and Exercisable
	Exercise		Weighted	Remaining
	Price		Average	Contractual
Number of	Range		Exercise	Term
Shares	Low	High	Price	(years)

16,500	$7.20	$11.60	$10.00	2.3

Restricted Stock

The Company grants restricted stock under its incentive plans covering shares of common stock to employees and directors of the Company. Significantly all of the restricted stock awards are time-based awards and are amortized ratably from grant date over a requisite service period. Forfeitures of restricted stock awards are recognized as they occur. Restricted stock granted to employees is reduced by shares forfeited to pay withholding tax. Non-vested shares of restricted stock are not included in common shares outstanding until vesting has occurred.

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the six months ended June 30, 2025:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2024	1,450,695	$1.41
Granted	1,140,000	$2.03
Vested	(901,515)	$1.52
Forfeited	(76,000)	$2.03
Non-vested restricted stock as of June 30, 2025	1,613,180	$1.76

For the six months ended June 30, 2025 and 2024, the Company recognized $1.0 million and $0.7 million, respectively, of stock compensation expense related to restricted stock grants. Unrecognized compensation cost related to non-vested awards not yet recorded in the Company’s Condensed Consolidated Statements of Operations as of  June 30, 2025 was $1.7 million. This cost is expected to be recognized over a weighted average period of 1.8 years.

Share Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and subsequently extended, subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

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

The following table presents the activity in the share repurchase program for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)

Shares repurchased	72	145	197	464
Weighted average price per share	$1.153	$1.158	$1.610	$1.100
Value of shares repurchased	$83	$168	$316	$506

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Balance, beginning of year	$14,083	$18,490
Acquired or incurred	26	2
Cost and life revisions	(1,304)	(150)
Plugged	(135)	(374)
Sold	(493)	(5,435)
Accretion	578	1,550
Balance, end of period	$12,754	$14,083

Asset retirement obligations - current	$800	$1,000
Asset retirement obligations - noncurrent	11,954	13,083
Balance, end of period	$12,754	$14,083

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 0% for the six months ended June 30, 2025 and 2024, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

Deferred taxes are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets, liabilities, net operating losses and tax credit carry-forwards. We review our deferred tax assets (“DTAs”) and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years.  The January 5, 2022 transaction triggered an Internal Revenue Code ("IRC") Section 382 ownership change, and therefore placed additional limitations on the Company’s pre-transaction net operating loss ("NOL") and other tax attributes. No additional ownership changes have occurred since then.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the six months ended June 30, 2025 and 2024, no adjustments were recognized for uncertain tax positions.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except per share data)
Net loss attributable to common shareholders	$(6,058)	$(1,974)	$(9,169)	$(11,511)

Basic weighted average common shares outstanding	32,673	25,453	33,371	25,421
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	32,673	25,453	33,371	25,421

Basic and Diluted net loss per share	$(0.19)	$(0.08)	$(0.27)	$(0.45)
Diluted net loss per share	$(0.19)	$(0.08)	$(0.27)	$(0.45)

For the three and six months ended June 30, 2025 and 2024, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	17	23	17	23
Unvested shares of restricted stock	1,613	1,368	1,613	1,368
Total	1,630	1,391	1,630	1,391

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

We have approximately 2.4 million shares of marketable equity securities valued at $210 thousand and $131 thousand as of  June 30, 2025 and December 31, 2024.

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$489	$119
Joint interest billings receivable	153	378
Income tax receivable	27	28
Other	41	47

Total other current assets	$710	$572

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts payable	$3,842	$2,197
Operating expense and oil and natural gas property accruals	732	2,417
Interest Payable	-	172
Production taxes payable	545	653
Other	67	27

Total accounts payable and accrued expenses	$5,186	$5,466

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash paid for interest	$-	$(382)
Cash received for income taxes	-	(70)

Investing activities:
Change in capital expenditure accruals	(2,742)	(88)
Change in accrual for acquisition costs	-	(155)
Common stock issued for acquisition of industrial gas properties	(2,632)	(2,678)
Asset retirement obligations	(1,907)	(302)
Financing activities:
Accrual for repurchase of common stock	-	(59)

The Company had no debt in the current period and therefore had no cash interest payments, but did make payments for the Credit Facility non-use fee.

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

We expect to record a further write-down of our oil and natural gas properties in the third quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test as higher third quarter 2024 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower third quarter 2025 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $0.5 million to $1.5 million in the third quarter of 2025.

Credit Facility

Effective August 1, 2025, the Company has agreed to an amended Credit Agreement with First Bank Southwest with a borrowing base of $10.0 million with a maturity date of May 31, 2029. The amended agreement is subject to customary closing activities, we anticipate executing the agreement in the third quarter of 2025.

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

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries are referred to as the “Company” is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of industrial gases, oil and natural gas properties in the United States.

Material Developments

Synergy – acquisition of industrial gas properties

On January 7, 2025, we entered into and simultaneously closed the transactions contemplated by, a purchase and sale agreement, with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who is an approximate sixty percent beneficial owner of Synergy.

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

Underwritten Offering

On January 22, 2025, the Company entered into an underwriting agreement for the offering of 4,871,400 shares of common stock, at a price to the public of $2.65 per share (such offering, the “Offering”).

The sale of 4,871,400 shares of common stock (including the full 635,400 over-allotment option) in connection with the Offering, closed on January 23, 2025. The Company generated approximately $11.9 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and offering costs payable by us, and has used, and continues to use such proceeds for the development of its Montana assets, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management used $1.574 million from the over-allotment option exercise to purchase shares of common stock from Sage Road Capital, LLC (whose co-manager, Joshua L. Batchelor, was a then member of the Board of Directors of the Company) and its affiliates at a price equal to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

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

Stock Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and subsequently extended, subject to any future extensions in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

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

During the six months ended June 30, 2025, the Company repurchased 197,400 shares for $317 thousand, at a weighted average price of $ 1.61 per share. During the six months ended June 30, 2024, the Company repurchased 463,500 shares for $505 thousand at a weighted average price of $ 1.09 per share. As of June 30, 2025, a total of $3.5 million remained available under the repurchase program for future repurchases.

The share repurchase program was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

Drilling Program

During the second quarter of 2025, the Company drilled 2 new industrial gas wells on our Kevin Dome acreage in Montana. Both wells are currently being assessed, and completion work is ongoing. In addition, we successfully completed the discovery well we acquired in the Synergy transaction noted above. The Company continues to refine its development plan. These activities include evaluating initial plant designs and processing plant locations, designing our gathering system, finalizing permitting for injection wells and attaining right of ways among other activities in anticipation of first production of our industrial gas wells in 2026.

Full Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2025, the Company used $70.48 per barrel for oil and $2.86 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. The Company recorded a $2.8 million ceiling test write-down of its oil and natural gas properties during the three months ended June 30, 2025, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil prices.

We expect to record a further write-down of our oil and natural gas properties in the third quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $0.5 million to $1.5 million in the third quarter of 2025.

Credit Facility

Effective August 1, 2025, the Company has agreed to an amended Credit Agreement with First Bank Southwest with a borrowing base of $10.0 million with a maturity date of May 31, 2029. The amended agreement is subject to customary closing activities, we anticipate executing the agreement in the third quarter of 2025.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, we recorded a net loss of $6.1 million, which was primarily due to declining commodity prices and lower production, resulting in reduced revenue for the period, which was also affected by property divestitures. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,844	$5,472	$(3,628)	(66)%
Natural gas and liquids	184	574	(390)	(68)%

Total revenue	$2,028	$6,046	$(4,018)	(66)%

Production quantities:
Oil (Bbls)	33,445	71,634	(38,189)	(53)%
Natural gas and liquids (Mcfe)	92,226	236,742	(144,516)	(61)%
BOE	48,816	111,091	(62,275)	(56)%
BOE/Day	536	1,221	(685)	(56)%

Average sales prices:
Oil (Bbls)	$55.14	$76.39	$(21.25)	(28)%
Natural gas and liquids (Mcfe)	$2.00	$2.42	$(0.42)	(17)%
BOE	$41.54	$54.42	$(12.88)	(24)%

The decrease in our oil and natural gas revenue of $4.0 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a decrease of 56% in production quantities and a decrease in realized commodity pricing of 24% on a per barrel of oil equivalent (BOE) basis. For the three months ended June 30, 2025, we produced 48,816 BOE, or an average of 536 BOE per day, as compared to 111,091 BOE or an average of 1,221 BOE per day during the comparable period in 2024. The decrease in our production quantities primarily relates to the divestitures of our properties in the Karnes County, East Texas and Mid-con regions which occurred in the second half of 2024 and the natural decline in production in remaining producing assets. During the three months ended June 30, 2025, our production was 69% oil and 31% natural gas and liquids compared to 64% oil and 36% natural gas and liquids produced during the three months ended June 30, 2024.

Oil and  Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Lease operating expenses	$1,569	$3,076	$(1,507)	(49)%
Gathering, transportation and treating	2	63	$(61)	(97)%
Production taxes	148	367	$(219)	(60)%

Total	$1,719	$3,506	$(1,787)	(51)%

Lease operating expense per BOE	$32.14	$27.69	$4.45	16%

For the three months ended June 30, 2025, lease operating expenses were $1.6 million or $32.14 per BOE. While lease operating expenses decreased by $1.5 million when compared to $3.1 million or $27.69 per BOE for the three months ended June 30, 2024, the cost on a BOE basis increased as the mix of properties changed because of the divestment of our Karnes County, East Texas, and Mid-con properties.

For the three months ended June 30, 2025, gathering, transportation, and treating expense decrease was attributable to the divestiture of properties that included gathering and transportation costs in the second half of 2024.

For the three months ended June 30, 2025, production taxes consistently remain between 6% and 7% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 66% discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $1.1 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $15.37 per BOE and $15.30 per BOE for the three months ended June 30, 2025 and 2024, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  The Company recorded a ceiling test write down of $2.8 million for the three months ended June 30, 2025, resulting from a reduction in commodity prices in the second quarter. The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the three months ended June 30, 2024, due to a reduction in the value of proved oil and natural gas reserves. The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Compensation and benefits	$629	$901	$(272)	(30)%
Stock-based compensation	563	476	87	18%
Professional fees, insurance and other	1,054	714	340	48%

Total general and administrative expenses	$2,246	$2,091	$155	7%

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2025 as compared to the prior year period. The increase was primarily attributable to an increase in both professional fees primarily attributable to divestitures, and acquisition related activities as well as incremental costs associated with a partial outsourcing of our accounting function to a third-party provider including transition costs offset by compensation and benefits. Stock-based compensation was higher because of the value of the restricted stock awards being amortized for the three months ended June 30, 2025, than those being amortized during the three months ended June 30, 2024.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Commodity derivative loss, net	$-	$(112)	$112	100%
Interest expense, net	(47)	(131)	84	64%
Other income	228	(19)	247	-1300%

Total other income (expense)	$181	$(262)	$443	169%

For the three months ended June 30, 2025, we did not have any open commodity derivative positions. For the first three months of 2024, we recognized losses on commodity derivative contracts of $1.4 million, primarily as the result of a decrease in the fair value of our outstanding commodity derivative contracts from settlements of open positions and higher WTI prices.

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. As of December 31, 2024 and June 30, 2025, we had no amounts outstanding on our credit facility. For the three months ended June 30, 2025, while there was no balance outstanding on the credit facility, we did incur fees to maintain our credit facility.

During the second quarter of 2025, we entered into a negotiated post-closing cash settlement and recognized an additional loss of $424 thousand on our $6.825 million divestment in Henderson, Anderson, Liberty and Chambers County, Texas that closed on December 31, 2024.  The Company also closed on the sale of a portion of our operated Wyoming properties for approximately $500 thousand during the second quarter of 2025.  Proceeds from the Wyoming divestiture were recorded as an adjustment to the full cost pool with no gain or loss recognized in the Statements of Operations.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, we recorded a net loss of $9.2 million which was primarily due to declining commodity prices and lower production, resulting in reduced revenue for the period, which was also affected by property sales. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$3,615	$10,199	$(6,584)	(65)%
Natural gas and liquids	607	1,238	(631)	(51)%

Total revenue	$4,222	$11,437	$(7,215)	(63)%

Production quantities:
Oil (Bbls)	63,438	140,232	(76,794)	(55)%
Natural gas and liquids (Mcfe)	194,316	483,948	(289,632)	(60)%
BOE	95,824	220,890	(125,066)	(57)%
BOE/Day	529	1,214	(685)	(56)%

Average sales prices:
Oil (Bbls)	$56.98	$72.73	$(15.75)	(22)%
Natural gas and liquids (Mcfe)	$3.12	$2.56	$0.56	22%
BOE	$44.06	$51.78	$(7.72)	(15)%

The decrease in our oil and natural gas revenue of $7.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a decrease of 56% in production quantities and a decrease in realized commodity pricing of 15% on a per barrel of oil equivalent (BOE) basis. For the six months ended June 30, 2025, we produced 95,824 BOE, or an average of 529 BOE per day, as compared to 220,890 BOE or an average of 1,214 BOE per day during the comparable period in 2024. The decrease in our production quantities primarily relates to the divestitures of our Karnes County, East Texas and Mid-con regions properties, which occurred in second half of 2024 and the natural decline in production in remaining producing assets. During the six months ended June 30, 2025, our production was 66% oil and 34% natural gas and liquids compared to 63% oil and 37% natural gas and liquids produced during the six months ended June 30, 2024.

Oil and  Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Lease operating expenses	$3,178	$6,262	$(3,084)	(49)%
Gathering, transportation and treating	$18	$127	$(109)	(86)%
Production taxes	$296	$710	$(414)	(58)%

Total	$3,492	$7,099	$(3,607)	(51)%

Lease operating expense per BOE	$33.16	$28.35	$4.81	17%

For the six months ended June 30, 2025, lease operating expenses were $3.2 million or $33.16 per BOE. While lease operating expenses decreased by $3.1 million when compared to the $6.3 million or $28.35 per BOE for the six months ended June 30, 2024, the cost on a BOE basis increased as the mix of properties changed because of the divestment of our Karnes County, East Texas, and Mid-con properties.

For the six months ended June 30, 2025, the gathering, transportation, and treating expense decrease was attributable to the divestiture of properties that included gathering and transportation costs in the second half of 2024.

For the six months ended June 30, 2025, production taxes consistently remain between 6% and 7% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 63% discussed above.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $2.2 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $14.38 per BOE and $15.60 per BOE for the six months ended June 30, 2025 and 2024, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  The Company recorded a ceiling test write down of $2.8 million for the six months ended June 30, 2025, resulting from a decrease in commodity prices. The Company recorded a $5.4 million ceiling test write-down of its oil and gas properties during the six months ended June 30, 2024, due to a reduction in the value of proved oil and natural gas reserves. The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Compensation and benefits	$1,401	$2,072	$(671)	(32)%
Stock-based compensation	1,034	676	358	53%
Professional fees, insurance and other	2,200	1,549	651	42%

Total general and administrative expenses	$4,635	$4,297	$338	8%

General and administrative expenses increased by $0.3 million for the six months ended June 30, 2025 as compared to the prior year period. The increase was primarily attributable to an increase in both professional fees primarily attributable to divestitures, and acquisition related activities as well as incremental costs associated with a partial outsourcing of our accounting function to a third-party provider including transition costs offset by a decrease in compensation and benefits. Stock-based compensation was higher because of the value of the restricted stock awards being amortized for the six months ended June 30, 2025 than those being amortized during the six months ended June 30, 2024.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$-	$(1,493)	$1,493	100%
Interest expense, net	(95)	(251)	156	62%
Other income (expense), net	252	(15)	267	(1780)%

Total other income (expense)	$157	$(1,759)	$1,916	109%

For the six months ended June 30, 2025, we did not have any open commodity derivative positions. For the six months ended June 30, 2024, we recognized losses on commodity derivative contracts of $1.4 million, primarily as the result of a decrease in the fair value of our outstanding commodity derivative contracts from settlements of open positions and higher WTI prices.

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. As of December 31, 2024 and June 30, 2025, we had no amounts outstanding on our credit facility. For the six months ended June 30, 2025, while there was no balance outstanding on the credit facility, we did incur fees to maintain our credit facility. Other income (expense), net primarily represents interest income on the Company's cash balance and changes in the fair value of our marketable equity securities.

Liquidity and Capital Resources

Based on the current commodity price environment and our current working capital, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

As of June 30, 2025, the Company was in compliance with all financial covenants related to the credit facility.

For the remainder of 2025, we anticipate our industrial gas development cost to total between $1.0 to $2.5 million, representing funds required to complete our recently drilled industrial gas wells, and onsite and preliminary design for our anticipated industrial gas processing plant and related infrastructure. The total costs depend primarily on the timing of these activities. The extent of capital deployment over the next 12 months will depend largely on the timing of the construction of our industrial gas processing plant. In addition, depending on timing, regulatory requirements and weather, we may incur costs for plugging and abandonment of oil and natural gas wells of up to $ 800 thousand. We view much of these capital activities as discretionary for which we can control both the timing and amount of the expenditures. Other activities, such as some repairs and maintenance may be required from time to time by regulatory bodies. We anticipate our expenditures will be funded primarily by cash on hand, operating cash flows, proceeds from divestitures of oil and natural gas properties, and if necessary, borrowings under our credit facility and project specific financing. In the event that readily available sources of cash flow are insufficient to fund our capital needs, we may utilize equity and credit markets as a funding mechanism.

Sources of Cash

For the six months ended June 30, 2025, we funded our capital expenditures with cash on hand and proceeds from our January 2025 equity offering. In January 2025, we raised $11.9 million ($10.3 million after the repurchase of certain shares of common stock held by affiliates of Sage Road Capital, which entities are related parties (see also Material Developments-Related Party Share Repurchase, above, and related issuance costs)) in an underwritten offering of 4,871,400 shares of our common stock. In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may raise funds through additional equity offerings (public and/or private) or from other sources of financing. We also may re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rates, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher. We were in compliance with all financial covenants as of June 30, 2025.

The borrowing base is subject to redetermination semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit Agreement. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. There were no amounts outstanding on the Credit Agreement as of June 30, 2025.

Uses of Cash

We use cash for the acquisition and development of industrial gas and oil and gas properties, workovers and capital expenditures, operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the six months ended June 30, 2025, we spent approximately $4.7 million on the acquisition and development of industrial gas properties and capital expenditures.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,126)	$326	$(6,452)
Investing activities	(4,509)	(2,696)	(1,813)
Financing activities	9,641	1,242	8,399

Operating Activities. Cash used in operating activities of $6.1 million for the six months ended June 30, 2025 was mainly due to a $9.2 million net loss and a reduction of accounts payable and accrued liabilities of $3.0 million, offset by $2.2 million of depreciation, depletion, accretion, and amortization and a $3.2 million impairment of oil and natural gas properties and loss on sale of assets. Cash used in operating activities of $0.3 million for the six months ended June 30, 2024, was mainly due to of net loss of $11.5 million, offset by $4.4 million of depreciation, depletion, accretion, and amortization and a $5.4 million impairment of oil and natural gas properties.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2025 was $4.5 million as compared to cash used in investing activities of $2.7 million for the comparable period in 2024. The primary use of cash in our investing activities for the six months ended June 30, 2025 was attributable to the Synergy acquisition noted above in Material Developments - Synergy - acquisition of industrial gas properties and recent drilling activity. For the six months ended June 30, 2024, the primary use of cash in our investing activities related to the Wavetech acquisition and returning idle wells to production and improvements to our gathering system in East Texas.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2025 was $9.6 million as compared to cash used in financing activities of $1.2 million for the comparable period in 2024. As discussed in Material Developments - Underwritten Offering above, the primary driver of finance cash inflow during the first half of 2025 was our first quarter equity offering which generated net proceeds of $11.9 million offset by a share repurchases. Cash provided by financing activities during the six months ended June 30, 2024 primarily related to borrowings under our credit facility reduced by share repurchases of $0.6 million and tax withholdings related to share based compensation.

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

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made due to a material weakness in our internal control over financial reporting as of December 31, 2024, as discussed below.

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

Changes in Internal Control over Financial Reporting

In January 2025, we began outsourcing much of our day-to-day accounting to a third-party provider, which involves utilizing a new accounting system that we believe will remediate the historic material weakness by year end 2025. The outsourcing arrangement is subject to the Company's supervision and review and many processes such as oil and natural gas reserves, income taxes, payroll, asset retirement obligations, and financial reporting among other corporate accounting functions continue to be maintained by Company accounting personnel. We anticipate assessing controls over the new accounting system as part of our year end 2025 reporting.

Except as disclosed above there were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025 which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the three months ended June 30, 2025:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
April 1 - April 30, 2025	71,800	$1.153	71,800	$3,514,370
May 1 - May 31, 2025	—	$—	—	$3,514,370
June 1 - June 30, 2025	—	$—	—	$3,514,370
Total	71,800	$1.153	71,800	$—

(1) On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and subsequently amended, subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.  Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program is funded using the Company’s working capital. The program does not obligate the Company to acquire a minimum amount of shares.

*In addition to the shares repurchased pursuant to the repurchase program described in footnote (1) above, includes 76,000 total shares that were withheld by or returned to the Company during the quarter ended June 30, 2025, at an average price of  $2.03 per share, in satisfaction of tax withholding obligations that arose upon the vesting of restricted stock; such shares do not count against the share repurchase authorization discussed in footnote (1), above.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

U.S. ENERGY CORP.

Date: August 12, 2025	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)