Form 10-Q
period 2025-09-30
US ENERGY CORP
filed 2025-11-12
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The registrant had 34,405,143 shares of its common stock, par value $0.01 per share, outstanding as of November 12, 2025.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and equivalents	$1,415	$7,723
Oil and natural gas sales receivables	490	1,298
Marketable equity securities	310	131
Other current assets	584	572

Total current assets	2,799	9,724

Oil and natural gas properties under full cost method and industrial gas properties:
Proved oil and natural gas properties	135,552	142,029
Less accumulated depreciation, depletion and amortization	(115,043)	(112,958)

Oil and natural gas properties, net	20,509	29,071
Unevaluated industrial gas properties, not subject to amortization	22,126	9,384

Oil, natural gas and industrial gas properties, net	42,635	38,455

Other Assets:
Property and equipment, net	367	660
Right-of-use asset	400	528
Other assets	296	300

Total other assets	1,063	1,488

Total assets	$46,497	$49,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,977	$5,466
Accrued compensation and benefits	59	850
Revenue and royalties payable	3,926	4,836
Asset retirement obligations	300	1,000
Current lease obligation	206	196

Total current liabilities	8,468	12,348

Noncurrent liabilities:
Asset retirement obligations	12,731	13,083
Long-term lease obligation, net of current portion	259	415

Total noncurrent liabilities	12,990	13,498

Total liabilities	21,458	25,846

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 34,143,549 and 27,903,197 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	343	279
Additional paid-in capital	235,124	221,460
Accumulated deficit	(210,428)	(197,918)

Total shareholders’ equity	25,039	23,821

Total liabilities and shareholders’ equity	$46,497	$49,667

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2025 and 2024

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Oil	$1,587	$4,375	$5,201	$14,574
Natural gas and liquids	151	582	758	1,820
Total revenue	1,738	4,957	5,959	16,394

Operating expenses:
Lease operating expenses	1,037	3,060	4,163	9,322
Gathering, transportation and treating	8	43	26	170
Production taxes	136	298	432	1,008
Depreciation, depletion, accretion and amortization	816	2,032	3,053	6,392
Impairment of oil and natural gas properties	869	1,424	3,628	6,843
Exploration Expense	128	-	174	-
General and administrative expenses	2,113	2,252	6,754	6,549
Loss on sale of assets	10	-	434	-
Total operating expenses	5,117	9,109	18,664	30,284

Operating loss	(3,379)	(4,152)	(12,705)	(13,890)

Other income (expense):
Commodity derivative gain, net	-	2,030	-	537
Interest expense, net	(72)	(93)	(167)	(344)
Other income, net	110	(52)	362	(67)
Total other income	38	1,885	195	126

Net loss before income taxes	$(3,341)	$(2,267)	$(12,510)	$(13,764)
Income tax expense	-	20	-	6
Net loss	$(3,341)	$(2,247)	$(12,510)	$(13,758)

Basic and diluted weighted average shares outstanding	32,793,272	28,052,356	33,630,832	26,304,200
Basic and diluted loss per share	$(0.10)	$(0.08)	$(0.37)	$(0.52)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND nine months ended September 30, 2025 and 2024

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	25,333,870	$253	$218,403	$(172,134)	$46,522
Stock-based compensation	-	-	200	-	200
Vesting of restricted stock awards	426,104	4	(4)	-	-
Tax withholding for restricted stock vesting	(98,761)	(1)	(104)	-	(105)
Share repurchases	(318,200)	(3)	(334)	-	(337)
Net loss	-	-	-	(9,537)	(9,537)
Balances, March 31, 2024	25,343,013	$253	$218,161	$(181,671)	$36,743
Shares issued for acquisition	2,600,000	26	2,652	-	2,678
Stock-based compensation	-	-	476	-	476
Vesting of restricted stock awards	280,000	3	(3)	-	-
Tax withholding for restricted stock vesting	(24,754)	-	(27)	-	(27)
Share repurchases	(145,300)	(1)	(167)	-	(168)
Net loss	-	-	-	(1,974)	(1,974)
Balances, June 30, 2024	28,052,959	$281	$221,092	$(183,645)	$37,728
Stock-based compensation	-	-	274	-	274
Vesting of restricted stock awards	2,000	-	-	-	-
Tax withholding for restricted stock vesting	(346)	(1)	-	-	(1)
Share repurchases	(19,000)	-	(20)	-	(20)
Net loss	-	-	-	(2,247)	(2,247)
Balances, September 30, 2024	28,035,613	$280	$221,346	$(185,892)	$35,734

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,918)	$23,821
Shares issued for acquisition	1,400,000	14	2,618	-	2,632
Vesting of restricted stock awards	851,515	9	(9)	-	-
Tax withholding for restricted stock vesting	(203,281)	(2)	(322)	-	(324)
Shares sold in underwritten offering, net of offering costs $1,032	4,871,400	49	11,828	-	11,877
Share repurchases	(125,600)	(1)	(233)	-	(234)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Stock-based compensation	-	-	471	-	471
Net loss	-	-	-	(3,111)	(3,111)
Balances, March 31, 2025	34,061,831	$342	$234,244	$(201,029)	$33,558
Vesting of restricted stock awards	50,000	1	-	-	1
Tax withholding for restricted stock vesting	(18,211)	(0)	(22)	-	(22)
Share repurchases	(71,800)	(1)	(82)	-	(83)
Stock-based compensation	-	-	563	-	563
Net loss	-	-	-	(6,058)	(6,058)
Balances, June 30, 2025	34,021,820	$342	$234,704	$(207,087)	$27,960
Vesting of restricted stock awards	122,000	1	-	-	1
Tax withholding for restricted stock vesting	(271)	(0)	(0)	-	(0)
Stock-based compensation	-	-	420	-	420
Net loss	-	-	-	(3,341)	(3,341)
Balances, September 30, 2025	34,143,549	$343	$235,124	$(210,428)	$25,039

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2025 and 2024

(in thousands)

	2025	2024

Cash flows from operating activities:
Net loss	$(12,510)	$(13,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, accretion, and amortization	3,053	6,392
Impairment of oil and natural gas properties	3,628	6,843
Loss on sale of assets	434	-
Deferred income taxes	-	(14)
Total commodity derivatives losses, net	-	(537)
Commodity derivative settlements received	-	2,381
Loss (gain) on marketable equity securities	(180)	57
Impairment and loss on real estate held for sale	-	11
Amortization of debt issuance costs	100	37
Stock-based compensation	1,454	950
Right-of-use asset amortization	129	123
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	807	920
Accounts payable and accrued liabilities	(1,792)	80
Accrued compensation and benefits	(791)	(91)
Other operating assets and liabilities, net	(613)	(503)

Net cash provided by (used in) operating activities	(6,281)	2,891

Cash flows from investing activities:
Acquisition of industrial gas properties	(2,128)	(2,368)
Industrial gas capital expenditures	(7,653)	(1,599)
Oil and natural gas capital expenditures	(18)	(1,158)
Property and equipment expenditures	(4)	(189)
Net proceeds from sale of oil and natural gas properties	134	5,866
Proceeds from sale of real estate assets	-	139

Net cash provided by (used in) investing activities	(9,668)	691

Cash flows from financing activities:
Borrowings on credit facility	-	2,000
Payments on credit facility	-	(7,000)
Payments on insurance premium finance note	-	(62)
Tax withholding for restricted stock awards vesting	(346)	(132)
Repurchases of common stock	(316)	(584)
Related party share repurchase	(1,574)	-
Proceeds from underwritten offering	11,877	-

Net cash provided by (used in) financing activities	9,641	(5,778)

Net change in cash and equivalents	(6,308)	(2,196)

Cash and equivalents, beginning of period	7,723	3,351

Cash and equivalents, end of period	$1,415	$1,155

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries are referred to as the “Company” in these notes to unaudited Condensed Consolidated Financial Statements) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, development and processing of helium, carbon dioxide, and hydrocarbons (collectively, "industrial gas" or "industrial gases"), and oil and natural gas properties (collectively referred to as "commodities" or "industrial gas and oil and natural gas") in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025. Our financial condition as of September 30, 2025, and operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

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

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries. U.S. Energy Corp. accounts for its share of oil and natural gas exploration and production activities, and industrial gas activities in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows. All inter-company balances and transactions have been eliminated in consolidation.

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

Industrial Gas Properties

The Company capitalizes all costs associated with the acquisition, exploration and development of industrial gas properties. The acquisition of leases, costs of acquiring drilling permits, drilling, development and asset retirement costs are capitalized as exploration and unevaluated properties. When commercially viable quantities of industrial gas resources are discovered, the associated costs are reclassified to evaluated assets. Insignificant unevaluated properties will be subject to amortization over the lease life unless the property is held in perpetuity by ongoing operations. The Company will periodically assess significant exploration and unevaluated properties on a property by property basis to determine whether they have been impaired. The assessment would include a review of capital plans including drilling or construction of production infrastructure on the property and assessment of expected cash flows for recoverability. Any additional costs to develop the properties or to construct infrastructure to produce and process industrial gases, including processing plant construction costs, will be capitalized as evaluated. Interest expense, if any, is capitalized on qualifying expenditures. Evaluated industrial gas properties are subject to DD&A once production commences utilizing the units of production method. Evaluated industrial gas properties are stated at cost, less accumulated depletion, depreciation and amortization.

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

2. ACQUISITIONS AND DIVESTITURES

Acquisition of industrial gas acreage

On January 7, 2025, the Company entered into, and simultaneously closed the related party transactions contemplated by, a Purchase and Sale Agreement (the “Synergy Purchase Agreement”), with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who was an approximate sixty percent beneficial owner of Synergy at the time of the entry into the purchase and sale agreement.

Pursuant to the Synergy Purchase Agreement, the Company purchased from Synergy, 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, which are highly contiguous to the 144,000 net acres located across the Kevin Dome structure in Toole County, Montana acquired by the Company in June 2024 from Wavetech Helium, Inc. ("Wavetech"), including all leases, wells, rights and interests in, under or derived from all communalization, unitization, or pooling agreements or pooling orders, easements, mineral interests, contracts, production, equipment, claims, receivables, indemnities, permits, seismic studies and records, associated therewith (collectively, the “Property”), subject to Synergy retaining an undivided twenty percent (20.00%) of Synergy’s right, title, and interest in the Property, and certain excluded assets (the “Synergy Reserved Interest”).

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

Divestitures

In 2025, we entered into a negotiated post-closing cash settlement and recognized an additional loss of $424 thousand on our $6.825 million divestment in Henderson, Anderson, Liberty and Chambers County, Texas that closed on December 31, 2024. In 2025, the Company also closed on the sale of a portion of our operated Wyoming properties for approximately $500 thousand. Proceeds from the Wyoming divestiture were recorded as an adjustment to the full cost pool. The removal of the related asset retirement obligation was recorded as an adjustment to accumulated depreciation, depletion and amortization with no gain or loss recognized in the Condensed Consolidated Statements of Operations.

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region, West Texas, South Texas, and Gulf Coast region, and Mid-Continent region for the three and nine months ended September 30, 2025 and 2024, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Rockies
Oil	$1,097	$1,851	$4,012	$5,614
Natural gas and liquids	26	45	129	127
Total	$1,123	$1,896	$4,141	$5,741

West Texas, South Texas, and Gulf Coast
Oil	$61	$1,107	$715	$4,513
Natural gas and liquids	(91)	-	19	114
Total	$(30)	$1,107	$734	$4,627

Mid-Continent
Oil	$429	$1,417	$474	$4,447
Natural gas and liquids	216	537	610	1,579
Total	$645	$1,954	$1,084	$6,026

Combined Total	$1,738	$4,957	$5,959	$16,394

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Nine Months Ended
	September 30,
	2025	2024
Purchaser A	51%	26%
Purchaser B	17%	26%
Purchaser C	6%	4%

4. LEASES

The Company’s operating lease right-of-use asset and lease obligation are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets as of  September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Right-of-use asset	$400	$528
Lease liability
Current lease obligation	$206	$196
Long-term lease obligation	259	415
Total lease liabilities	$465	$611

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. The following are the amounts recognized as components of lease cost for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$49	$49	$146	$146
Short-term lease cost	34	27	94	377
Total lease costs	$83	$76	$240	$523

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of September 30,
	2025	2024
	(in thousands)
Weighted average lease term (years)	2.2	3.2
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of September 30, 2025 is presented in the following table:

September 30, 2025
(in thousands)
2025	$55
2026	224
2027	210
Total lease payments	$489
Less: imputed interest	(24)
Total lease liability	$465

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2025, the Company used $67.45 per barrel for oil and $3.10 per one million British Thermal Units for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. The Company recorded $0.9 million and $3.6 million ceiling test write-downs of its oil and natural gas properties during the three and nine months ended September 30, 2025, respectively, due to the reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil prices and reserve reductions from recent divestitures.

The Company recorded $1.4 million and $6.8 million ceiling test write-downs of its oil and natural gas properties during the three and nine months ended September 30, 2024, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil and natural gas prices, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). Interest expense from drawn balances recognized on the Credit Agreement and the weighted average interest rates for the three and nine months ended September 30, 2025 and 2024 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense	$-	$77	$-	$307
Weighted average interest rate	0.0%	9.3%	0.0%	9.2%

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

On September 16, 2025, effective August 1, 2025, the Company entered into a First Amendment to Credit Agreement and Limited Waiver ("Amendment") with FirstBank, as administrative agent for the lenders party thereto, and such lenders. Significant revisions made to the Credit Amendment as a result of the Amendment include extending the maturity date of amounts owed from January 5, 2026 to May 31, 2029, lowering the borrowing base from $20.0 million to $10.0 million and deferring the next test period for the ratio of total debt to EBITDAX to March 31, 2026. The Company expensed $53 thousand of remaining capitalized deferred financing costs associated with the Credit Agreement during the third quarter of 2025 and capitalized $60 thousand of deferred financing costs attributable to the Amendment.

There were no amounts outstanding on the Amendment or Credit Agreement as of September 30, 2025 and December 31, 2024, and the Company incurred no cash interest expense. The Company incurs a 0.5 percent fee annually on the unused portion of the amended borrowing base.

7. COMMODITY DERIVATIVES

The Company’s results of operations and cash flows are affected by changes in market prices for crude oil and natural gas. To manage a portion of its exposure to price volatility from producing crude oil and natural gas, the Company may enter into commodity derivative contracts to protect against price declines in future periods. The Company does not enter into derivative contracts for speculative or trading purposes. The Company does not apply hedge accounting. Accordingly, changes in the fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations and are included as a non-cash adjustment to net loss in the operating activities section in the Condensed Consolidated Statements of Cash Flows.

As of  September 30, 2025 and December 31, 2024, the Company no longer has any commodity derivative contracts outstanding.

The following table summarizes the components of the commodity derivative settlement gain as well as the components of the net commodity derivative (gain) loss line-item presentation in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Commodity derivative settlement gain :
Oil contracts	$-	$1,856	$-	$2,381
Total commodity derivative settlement gain	$-	$1,856	$-	$2,381

Total net commodity derivative gain :
Oil contracts	$-	$2,030	$-	$537
Total net commodity derivative gain	$-	$2,030	$-	$537

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

For the three and nine months ended September 30, 2025 and 2024, there was no compensation expense related to stock options. As of  September 30, 2025 and  September 30, 2024, all stock options had vested. No stock options were granted or exercised during the three and nine months ended September 30, 2025 and 2024. The stock options had de minimis intrinsic values for the periods reported. Presented below is information for stock options outstanding and exercisable as of September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Stock options outstanding and exercisable	16,500	$10.00	22,176	$30.48

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2025 by the remaining contractual term:

Options Outstanding and Exercisable
	Exercise		Weighted	Remaining
	Price		Average	Contractual
Number of	Range		Exercise	Term
Shares	Low	High	Price	(years)

16,500	$7.20	$11.60	$10.00	2.0

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

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the nine months ended September 30, 2025:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2024	1,450,695	$1.41
Granted	1,140,000	$2.03
Vested	(1,023,515)	$1.58
Forfeited	(76,000)	$2.03
Non-vested restricted stock as of September 30, 2025	1,491,180	$1.74

For the nine months ended September 30, 2025 and 2024, the Company recognized $1.5 million and $0.9 million, respectively, of stock compensation expense related to restricted stock grants. Unrecognized compensation cost related to non-vested awards not yet recorded in the Company’s Condensed Consolidated Statements of Operations as of  September 30, 2025 was $1.2 million. This cost is expected to be recognized over a weighted average period of 1.7 years.

Share Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and subsequently extended. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

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

The following table presents the activity in the share repurchase program for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)

Shares repurchased	-	19	197	483
Weighted average price per share	$-	$1.050	$1.610	$1.090
Value of shares repurchased	$-	$20	$316	$526

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Balance, beginning of year	$14,083	$18,490
Acquired or incurred	26	2
Cost and life revisions	(1,298)	(150)
Plugged	(135)	(374)
Sold	(493)	(5,435)
Accretion	848	1,550
Balance, end of period	$13,031	$14,083

Asset retirement obligations - current	$300	$1,000
Asset retirement obligations - noncurrent	12,731	13,083
Balance, end of period	$13,031	$14,083

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 0% for the three and nine months ended September 30, 2025 and 2024, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

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

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and nine months ended September 30, 2025 and 2024, no adjustments were recognized for uncertain tax positions.

The Company is subject to examination by the Internal Revenue Service (IRS) and various state tax authorities. The Company is currently under examination by IRS for the 2023 tax year. While the outcome of this examination cannot be predicted, management does not expect the results to have a material effect on the condensed consolidated financial statements.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share. Unvested shares of restricted stock participate in dividend distributions; however, they do not participate in losses. Therefore, dividends, if any, attributable to participating securities are not included as a reduction in the calculation of loss attributable to common shareholders.

The following table sets forth the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except per share data)
Net loss attributable to common shareholders	$(3,341)	$(2,247)	$(12,510)	$(13,758)

Basic weighted average common shares outstanding	32,793	28,052	33,631	26,304
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	32,793	28,052	33,631	26,304

Basic and Diluted net loss per share	$(0.10)	$(0.08)	$(0.37)	$(0.52)

For the three and nine months ended September 30, 2025 and 2024, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	17	22	17	22
Unvested shares of restricted stock	1,491	1,348	1,491	1,348
Total	1,508	1,370	1,508	1,370

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

We have approximately 32.3 thousand shares of marketable equity securities valued at $309 thousand and $131 thousand as of  September 30, 2025 and December 31, 2024. The stock split for Anfield Energy Inc. on  August 1, 2025, was a 1-for-75 reverse stock split.

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$345	$119
Joint interest billings receivable	106	378
Income tax receivable	27	28
Other	106	47

Total other current assets	$584	$572

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts payable	$2,699	$2,197
Operating expense and oil and natural gas property accruals	419	2,417
Interest Payable	-	172
Production taxes payable	585	653
Other	274	27

Total accounts payable and accrued expenses	$3,977	$5,466

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Cash paid for interest	$-	$(511)
Cash received for income taxes	-	(70)

Investing activities:
Change in capital expenditure accruals	(305)	(287)
Common stock issued for acquisition of industrial gas properties	(2,632)	(2,678)
Asset retirement obligations	(1,900)	(1,680)
Financing activities:
Accrual for repurchase of common stock	-	58

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

We expect to record a further write-down of our oil and natural gas properties in the fourth quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test as higher third quarter 2024 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower fourth quarter 2025 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $0.8 million to $1.8 million in the fourth quarter of 2025.

Credit Facility

Subsequent to September 30, 2025, the Company borrowed $1.0 million under its Credit Agreement.

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal”), providing a discretionary equity facility of up to $25.0 million. Following SEC effectiveness of a resale registration statement, the Company may, at its option over 24 months from the date the resale registration is declared effective and certain other conditions are met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. The facility is capped at 19.99% of outstanding shares of the Company’s common stock as of the date of the Company’s entry into the Common Stock Purchase Agreement, absent shareholder approval or satisfaction of the Nasdaq pricing exemption and includes a 4.99% beneficial-ownership blocker. As consideration, the Company paid a $25 thousand structuring fee, issued 223,141 shares of common stock as a partial commitment fee (valued at $270,000)(the “Stock Commitment Fee”), agreed to a $180 thousand cash commitment fee, and to reimburse legal fees. Proceeds, if any, are expected to be used for working capital and general corporate purposes. Under the Purchase Agreement, the Company may be required to make a cash “make-whole” payment of up to $270,000 (the value of the Stock Commitment Fee”) if, under certain conditions, Roth Principal receives less than $270,000 in total cash proceeds from the resale of such shares before certain specified dates. In such a case, Roth Principal would return to the Company for cancellation any unsold commitment shares.

Divestiture

On October 21, 2025, the Company divested its operated West Texas assets for net proceeds of $60 thousand that were recorded against the full cost pool. The buyer assumed the associated retirement obligations, and the Company will reflect a reduction in ARO of approximately $5.1 million in the fourth quarter of 2025.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate, or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil per day;

●	"Industrial gases" refers to helium, carbon dioxide, and hydrocarbons;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

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

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries are referred to as the “Company”) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of industrial gases, oil and natural gas properties in the United States.

Material Developments

Synergy – acquisition of industrial gas properties

On January 7, 2025, we entered into and simultaneously closed the transactions contemplated by, a purchase and sale agreement, with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who was an approximate sixty percent beneficial owner of Synergy at the time of the entry into the purchase and sale agreement.

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

During the nine months ended September 30, 2025, the Company repurchased 197,400 shares for $317 thousand, at a weighted average price of $1.61 per share. During the nine months ended September 30, 2024, the Company repurchased 482,500 shares for $525 thousand at a weighted average price of $1.09 per share. There were no repurchases during the three months ended September 30, 2025. As of September 30, 2025, a total of $3.5 million remained available under the repurchase program for future repurchases.

The share repurchase program was approved by the disinterested members of the Board of Directors of the Company, as well as the Company’s Audit Committee, comprised solely of independent directors not affiliated with Mr. Batchelor or the Selling Stockholders.

Drilling Program

During the first half of 2025, the Company drilled 2 new industrial gas wells on our Kevin Dome acreage in Montana. Both wells are currently being assessed, and completion work is ongoing. In addition, we successfully completed the discovery well we acquired in the Synergy transaction noted above. The Company continues to refine its development plan. These activities include evaluating initial plant designs and processing plant locations, designing our gathering system, finalizing permitting for injection wells and attaining right of ways among other activities in anticipation of first production of our industrial gas wells in 2026.

Full Cost Method Ceiling Test

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2025, the Company used $67.45 per barrel for oil and $3.10 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. The Company recorded a $0.9 million ceiling test write-down of its oil and natural gas properties during the three months ended September 30, 2025, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil prices.

We expect to record a further write-down of our oil and natural gas properties in the fourth quarter of 2025 due to lower commodity prices used in the calculation of the ceiling test. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $0.8 million to $1.8 million in the fourth quarter of 2025.

Credit Facility

On September 16, 2025, effective August 1, 2025, the Company entered into a First Amendment to Credit Agreement and Limited Waiver (“Amendment”) with FirstBank, as administrative agent for the lenders party thereto, and such lenders.
Significant revisions made to the Credit Amendment as a result of the Amendment include extending the maturity date of amounts owed from January 5, 2026 to May 31, 2029, lowering the borrowing base from $20.0 million to $10.0 million, and deferring the next test period for the ratio of total debt to EBITDAX to March 31, 2026. The Company expensed $53 thousand of remaining capitalized deferred financing costs associated with the Credit Agreement during the third quarter of 2025 and capitalized $60 thousand of deferred financing costs attributable to the Amendment.

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal”), providing a discretionary equity facility of up to $25.0 million. Following SEC effectiveness of a resale registration statement (which the Company does not anticipate being declared effective until the current government shutdown ends), the Company may, at its option over 24 months from the date the resale registration is declared effective and certain other conditions are met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. The equity facility is described in greater detail below under “Liquidity and Capital Resources—Committed Equity Facility”.

Plan of Operations and Strategy

During the remainder of 2025 and beyond, we intend to seek additional opportunities in the oil, natural gas and industrial gas sectors, including but not limited to, further acquisition of assets, participation with industry partners in exploration and development projects, acquisition of existing companies, and the purchase of other industrial gas assets. This includes contracting for the off and on-site construction of our processing facility, negotiating off take and other operating arrangements, and finalizing gathering design and other infrastructure needs.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, we recorded a net loss of $3.3 million, which was primarily due to declining commodity prices and lower production, resulting in reduced revenue for the period, which was also affected by property divestitures which occurred after the fourth quarter of 2023. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,587	$4,375	$(2,788)	(64)%
Natural gas and liquids	151	582	(431)	(74)%

Total revenue	$1,738	$4,957	$(3,219)	(65)%

Production quantities:
Oil (Bbls)	26,399	61,185	(34,786)	(57)%
Natural gas and liquids (Mcfe)	53,562	267,089	(213,527)	(80)%
BOE	35,326	105,699	(70,373)	(67)%
BOE/Day	384	1,149	(765)	(67)%

Average sales prices:
Oil (Bbls)	$60.12	$71.50	$(11.38)	(16)%
Natural gas and liquids (Mcfe)	$2.82	$2.18	$0.64	29%
BOE	$49.20	$46.90	$2.30	5%

The decrease in our oil and natural gas revenue of $3.2 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a decrease of 67% in production quantities, offset by an increase in realized commodity pricing of 5% on a per barrel of oil equivalent (BOE) basis. For the three months ended September 30, 2025, we produced 35,326 BOE, or an average of 384 BOE per day, as compared to 105,699 BOE or an average of 1,149 BOE per day during the comparable period in 2024. The decrease in our production quantities primarily relates to the divestitures of our properties in the Karnes County, East Texas and Mid-con regions which closed during the first eight months of 2024 and the natural decline in production in remaining producing assets. During the three months ended September 30, 2025, our production was 75% oil and 25% natural gas and liquids compared to 58% oil and 42% natural gas and liquids produced during the three months ended September 30, 2024.

Oil and  Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Lease operating expenses	$1,037	$3,060	$(2,023)	(66)%
Gathering, transportation and treating	8	43	$(35)	(81)%
Production taxes	136	298	$(162)	(54)%
Exploration Expense	128	-	$128	100%

Total	$1,309	$3,401	$(2,092)	(62)%

Lease operating expense per BOE	$29.36	$28.95	$0.41	1%

For the three months ended September 30, 2025, lease operating expenses were $1.0 million or $29.36 per BOE. While lease operating expenses decreased by $2.0 million when compared to $3.1 million or $28.95 per BOE for the three months ended September 30, 2024, the cost on a BOE basis increased as the mix of properties changed because of the divestment of our Karnes County, East Texas, and Mid-con properties.

For the three months ended September 30, 2025, gathering, transportation, and treating expense decrease was attributable to the divestiture of properties that included gathering and transportation costs in the second half of 2024.

For the three months ended September 30, 2025, production taxes consistently remain between 6% and 8% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 65% discussed above.

Exploration expense increased $128 thousand, which was attributable to an increase in exploration activities for our industrial gas development. The Company revised the presentation of its statement of operations to separately disclose exploration expense, which was previously included in acquisition related costs in the second quarter. The reclassification was made to enhance comparability and provide greater transparency regarding exploration activities.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $0.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $14.19 per BOE and $14.94 per BOE for the three months ended September 30, 2025 and 2024, respectively. Our depletion rate can fluctuate modestly because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  The Company recorded a $0.9 million ceiling test write down for the three months ended September 30, 2025, resulting from a reduction in commodity prices used in the full cost pool ceiling test from the second quarter. The Company recorded a $1.4 million ceiling test write-down of its oil and gas properties during the three months ended September 30, 2024, due to a reduction in the value of proved oil and natural gas reserves. The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Compensation and benefits	$845	$816	$29	4%
Stock-based compensation	420	274	146	53%
Professional fees, insurance and other	848	794	54	7%
Acquisition related costs	-	368	(368)	(100)%

Total general and administrative expenses	$2,113	$2,252	$(139)	(6)%

General and administrative expenses decreased by $0.1 million for the three months ended September 30, 2025 as compared to the prior year period. The decrease was primarily attributable to a reduction in acquisition-related costs offset by increases in legal and professional fees, outsourcing of our accounting function compensation, and stock-based compensation. Stock-based compensation was higher because of the value of the restricted stock awards being amortized for the three months ended September 30, 2025, than those being amortized during the three months ended September 30, 2024.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$-	$2,030	$(2,030)	(100)%
Interest expense, net	(72)	(93)	21	23%
Other income (expense), net	110	(52)	162	(312)%

Total other income (expense)	$38	$1,885	$(1,847)	98%

For the three months ended September 30, 2025, we did not have any open commodity derivative positions. For the three months ended September 30, 2024, we recognized a gain on commodity derivative contracts of $2.0 million, primarily as the result of the settlement in September 2024 of all of our remaining commodity derivative contracts for $1.8 million.

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. As of December 31, 2024 and September 30, 2025, we had no outstanding amounts on our credit facility. For the three months ended September 30, 2025, while there was no balance outstanding on the credit facility, we did incur fees to maintain our credit facility and expensed our prior deferred financing costs upon amending our credit facility in September 2025, as discussed above.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, we recorded a net loss of $12.5 million which was primarily due to declining commodity prices and lower production, resulting in reduced revenue for the period, which was also affected by property sales. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$5,201	$14,574	$(9,373)	(64)%
Natural gas and liquids	758	1,820	(1,062)	(58)%

Total revenue	$5,959	$16,394	$(10,435)	(64)%

Production quantities:
Oil (Bbls)	89,837	201,417	(111,580)	(55)%
Natural gas and liquids (Mcfe)	247,878	751,036	(503,158)	(67)%
BOE	131,150	326,589	(195,439)	(60)%
BOE/Day	480	1,192	(712)	(60)%

Average sales prices:
Oil (Bbls)	$57.89	$72.36	$(14.47)	(20)%
Natural gas and liquids (Mcfe)	$3.06	$2.42	$0.64	26%
BOE	$45.44	$50.20	$(4.76)	(9)%

The decrease in our oil and natural gas revenue of $10.4 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a decrease of 60% in production quantities and a decrease in realized commodity pricing of 9% on a per barrel of oil equivalent (BOE) basis. For the nine months ended September 30, 2025, we produced 131,150 BOE, or an average of 480 BOE per day, as compared to 326,589 BOE or an average of 1,192 BOE per day during the comparable period in 2024. The decrease in our production quantities primarily relates to the divestitures of our Karnes County, East Texas and Mid-con regions properties, which occurred in the second half of 2024 and the natural decline in production in remaining producing assets. During the nine months ended September 30, 2025, our production was 68% oil and 32% natural gas and liquids compared to 62% oil and 38% natural gas and liquids produced during the nine months ended September 30, 2024.

Oil and  Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Lease operating expenses	$4,163	$9,322	$(5,159)	(55)%
Gathering, transportation and treating	26	170	(144)	(85)%
Production taxes	432	1,008	(576)	(57)%
Exploration Expense	174	-	174	100%

Total	$4,795	$10,500	$(5,705)	(54)%

Lease operating expense per BOE	$31.74	$28.54	$3.20	11%

For the nine months ended September 30, 2025, lease operating expenses were $4.2 million or $31.74 per BOE. While lease operating expenses decreased by $5.2 million when compared to the $9.3 million or $28.54 per BOE for the nine months ended September 30, 2024, the cost on a BOE basis increased as the mix of properties changed because of the divestment of our Karnes County, East Texas, and Mid-con properties.

For the nine months ended September 30, 2025, the gathering, transportation, and treating expense decrease was attributable to the divestiture of properties that included gathering and transportation costs in the second half of 2024.

For the nine months ended September 30, 2025, production taxes consistently remain between 6% and 7% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 64% discussed above.

For the nine months ended September 30, 2025, exploration expense increased by $174 thousand due to exploration activities related to industrial gas development. The Company revised the presentation of its statement of operations to separately disclose exploration expense, which was previously included in acquisition related costs in the second quarter. The reclassification was made to enhance comparability and provide greater transparency regarding exploration activities.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $3.1 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $14.54 per BOE and $15.39 per BOE for the nine months ended September 30, 2025 and 2024, respectively. Our depletion rate can fluctuate because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

Impairment of oil and natural gas properties.  The Company recorded a ceiling test write down of $3.6 million for the nine months ended September 30, 2025, resulting from a decrease in commodity prices used in the full cost pool ceiling test calculation. The Company recorded a $6.8 million ceiling test write-down of its oil and gas properties during the nine months ended September 30, 2024, due to a reduction in the value of proved oil and natural gas reserves. The reduction was primarily due to lower commodity prices used in the full cost pool ceiling test, as well as reserves revisions related to wells shut-in during the first quarter of 2024 and updates to the decline curves for certain wells.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Compensation and benefits	$2,246	$2,888	$(642)	(22)%
Stock-based compensation	1,454	950	504	53%
Professional fees, insurance and other	3,049	2,343	706	30%
Acquisition related costs	5	368	(363)	(99)%

Total general and administrative expenses	$6,754	$6,549	$205	3%

General and administrative expenses increased by $0.2 million for the nine months ended September 30, 2025 as compared to the prior year period. The increase was primarily attributable to an increase in both professional fees, outsourcing of our accounting function, and stock-based compensation offset by a reduction in acquisition related costs. Stock-based compensation was higher because of the value of the restricted stock awards being amortized for the nine months ended September 30, 2025 than those being amortized during the nine months ended September 30, 2024.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$-	$537	$(537)	(100)%
Interest expense, net	(167)	(344)	177	51%
Other income (expense), net	362	(67)	429	640%

Total other income (expense)	$195	$126	$69	(55)%

For the nine months ended September 30, 2025, we did not have any open commodity derivative positions. For the nine months ended September 30, 2024, we recognized gains on commodity derivative contracts of $0.5 million, primarily as the result of the settlement in September 2024 of all our remaining commodity derivative contracts for $1.8 million.

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. As of December 31, 2024 and September 30, 2025, we had no amounts outstanding on our credit facility. For the nine months ended September 30, 2025, while there was no balance outstanding on the credit facility, we did incur fees to maintain our credit facility and expensed fees associated with our third quarter credit facility Amendment, discussed above. Other income (expense), net primarily represents interest income on the Company's cash balance and changes in the fair value of our marketable equity securities.

During the first half of 2025, we entered into a negotiated post-closing cash settlement and recognized an additional loss of $424 thousand on our $6.825 million divestment in Henderson, Anderson, Liberty and Chambers County, Texas that closed on December 31, 2024.  The Company also closed on the sale of a portion of our operated Wyoming properties for approximately $500 thousand during this time.  Proceeds from the Wyoming divestiture were recorded as an adjustment to the full cost pool with no gain or loss recognized in the Statements of Operations.

Liquidity and Capital Resources

Based on the current commodity price environment and our current working capital, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

As of September 30, 2025, the Company was in compliance with all financial covenants related to the credit facility.

For the remainder of 2025, we anticipate our industrial gas development cost to be less than $1.0 million, representing funds required to complete our recently drilled industrial gas wells, and onsite and preliminary design for our anticipated industrial gas processing plant and related infrastructure. The timing of initial plant construction expenditures is being impacted by the U.S. federal government shutdown, which impacts our ability to access capital markets. The extent of capital deployment over the next 12 months will depend largely on the timing of the construction of our industrial gas processing plant. In addition, depending on timing, regulatory requirements and weather, we may incur costs for plugging and abandonment of oil and natural gas wells of up to $300 thousand. We view much of these capital activities as discretionary for which we can control both the timing and amount of the expenditures. Other activities, such as some repairs and maintenance may be required from time to time by regulatory bodies. We anticipate our expenditures will be funded primarily by cash on hand, operating cash flows, proceeds from divestitures of oil and natural gas properties, borrowings under our credit facility, sales of equity under our purchase agreement with Roth Principal, and project specific financing including equity and credit markets.

Sources of Cash

For the nine months ended September 30, 2025, we funded our capital expenditures with cash on hand and proceeds from our January 2025 equity offering. In January 2025, we raised $11.9 million ($10.3 million after the repurchase of certain shares of common stock held by affiliates of Sage Road Capital, which entities are related parties (see also Material Developments-Related Party Share Repurchase, above, and related issuance costs)) in an underwritten offering of 4,871,400 shares of our common stock. In future quarters, if cash flows are not sufficient to fund our capital expenditures and operations, we may raise funds through additional equity offerings (public and/or private), including sales of equity under our purchase agreement with Roth Principal, or from other sources of financing. We also may re-evaluate our capital spend program as economic conditions warrant. Additionally, we may enter into carrying cost and sharing arrangements with third parties for certain development programs. All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rates, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $10 million, and a maximum credit amount of $100 million (the “Credit Agreement”). Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants, tested quarterly, that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher.

On September 16, 2025, effective August 1, 2025, the Company entered into a First Amendment to Credit Agreement and Limited Waiver with FirstBank. Significant revisions made to the Credit Amendment as a result of the Amendment include extending the maturity date of amounts owed from January 5, 2026 to May 31, 2029, lowering the borrowing base from $20.0 million to $10.0 million and deferring the next test period for the ratio of total debt to EBITDAX to March 31, 2026. The Company expensed $53 thousand of remaining capitalized deferred financing costs associated with the Credit Agreement during the third quarter of 2025 and capitalized $60 thousand of deferred financing costs attributable to the Amendment.

The borrowing base is subject to redetermination semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit Agreement. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement.

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC, providing a discretionary equity facility of up to $25.0 million. Following SEC effectiveness of a resale registration statement (which the Company does not anticipate being declared effective until the current government shutdown ends), the Company may, at its option over 24 months from the date the resale registration is declared effective and certain other conditions are met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. The facility is capped at 19.99% of outstanding shares of the Company’s common stock as of the date of the Company’s entry into the Common Stock Purchase Agreement, absent shareholder approval or satisfaction of the Nasdaq pricing exemption and includes a 4.99% beneficial-ownership blocker. As consideration, the Company paid a $25 thousand structuring fee, issued 223,141 shares of common stock as a partial commitment fee (valued at $270,000)(the “Stock Commitment Fee”), agreed to a $180 thousand cash commitment fee, and to reimburse legal fees. Proceeds, if any, are expected to be used for working capital and general corporate purposes. Under the Purchase Agreement, the Company may be required to make a cash “make-whole” payment of up to $270,000 (the value of the Stock Commitment Fee”) if, under certain conditions, Roth Principal receives less than $270,000 in total cash proceeds from the resale of such shares before certain specified dates. In such a case, Roth Principal would return to the Company for cancellation any unsold commitment shares.

Cash flows provided by our operating activities, proceeds received from divestitures of properties, capital markets activities, and our capital expenditures, including acquisitions, all impact the amount we borrow under our revolving Credit Agreement. There were no amounts outstanding on the Credit Agreement as of September 30, 2025.

Uses of Cash

We use cash for the acquisition and development of industrial gas and oil and gas properties, workovers and capital expenditures, operating and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the nine months ended September 30, 2025, we spent approximately $9.8 million on the acquisition and development of industrial gas properties and capital expenditures.

The amount of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, the ongoing government shutdown, our ability to execute our development program, the number and size of acquisitions that we complete and the timing of initial plant construction expenditures. In addition, the impact of industrial gas and oil and natural gas prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,281)	$2,891	$(9,172)
Investing activities	(9,668)	691	(10,359)
Financing activities	9,641	(5,778)	15,419

Operating Activities. Cash used in operating activities of $6.3 million for the nine months ended September 30, 2025 was mainly due to a $12.5 million net loss and a reduction of working capital of $2.4 million, offset by $3.1 million of depreciation, depletion, accretion, and amortization, a $3.6 million impairment of oil and natural gas properties and $1.5 million in stock-based compensation. Cash provided by operating activities of $2.9 million for the nine months ended September 30, 2024, was mainly due to a net loss of $13.8 million, offset by $6.4 million of depreciation, depletion, accretion, and amortization, a $6.8 million impairment of oil and natural gas properties and a $2.4 million commodity derivative cash settlement.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 was $9.7 million as compared to cash provided by investing activities of $0.7 million for the comparable period in 2024. The primary use of cash in our investing activities for the nine months ended September 30, 2025 was attributable to the Synergy acquisition noted above in Material Developments - Synergy - acquisition of industrial gas properties and recent drilling activity. For the nine months ended September 30, 2024, cash provided by our investing activities related to proceeds received from the divestiture of oil and gas properties, offset by the June 2024 acquisition by the Company of certain properties located in Toole County, Montana from Wavetech Helium, Inc. and capital expenditures.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2025 was $9.6 million as compared to cash used in financing activities of $5.8 million for the comparable period in 2024. As discussed in Material Developments - Underwritten Offering above, the primary driver of finance cash inflow during the nine months ended September 30, 2025, was our first quarter equity offering which generated net proceeds of $11.9 million, offset by share repurchases. The primary use of cash in our financing activities during the nine months ended September 30, 2024 related to net repayments under our credit facility of $5.0 million, share repurchases, and tax withholdings related to share based compensation of $0.7 million.

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

As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Such determination was made due to a material weakness in our internal control over financial reporting as of December 31, 2024, as discussed below.

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

Except as disclosed above there were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 13, 2025, under the heading “Item 1A. Risk Factors”, except as set forth below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Related to U.S. Government Operations

A prolonged U.S. federal government shutdown could adversely affect our business, results of operations, and financial condition.

The U.S. federal government periodically experiences funding gaps that result in partial or complete shutdowns of government operations, including the current one that is ongoing as of the filing date of this Report. A prolonged shutdown could adversely impact the U.S. economy, financial markets, and our business directly and indirectly. During a shutdown, many federal agencies suspend or delay regulatory approvals, contract awards, payments, and other routine functions. To the extent that our business depends on U.S. government contracts, grants, permits, licenses, or other approvals, a shutdown could result in the delay, suspension, or cancellation of such activities, which could materially impact our operations and development activities. Similarly, we do not expect that the resale registration statement we filed in October 2025 to register the resale of certain shares of common stock available to be sold under the terms of the purchase agreement with Roth Principal, as discussed above, will be able to be declared effective until after the government shutdown ends.

Additionally, even though the Company does not contract directly with the federal government, a shutdown could have broader negative effects on consumer and business confidence, supply chains, access to financing, and the overall economy. In addition, uncertainty regarding the duration or frequency of government shutdowns may contribute to market volatility and reduced customer spending.  Any of these events, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and stock price.

Risks Related to Global Trade and Tariff Policies

Our business is subject to risks associated with imposition of tariffs or other trade barriers by the United States or foreign governments.

Recently there has been increasing uncertainty regarding international trade policies, including the ongoing implementation of tariffs and trade wars on a wide range of goods and materials, as well as retaliatory measures by other countries. These developments may result in higher costs for certain raw materials, components, and finished products, and may adversely impact our supply chain, including pricing, delivery timeline and general availability of products needed for our operations.

The Company may be unable to fully mitigate any cost increases through price adjustments, supplier diversification, or other measures.  Accordingly, continued or heightened global trade tensions or changes in tariff regimes, or the imposition of new trade restrictions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025 which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the three months ended September 30, 2025:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1 - July 31, 2025	—	$—	—	$3,514,370
August 1 - August 31, 2025	—	$—	—	$3,514,370
September 1 - September 30, 2025	—	$—	—	$3,514,370
Total	—	$—	—	$—

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	01/01/2022
10.2†	First Amendment to Credit Agreement and Limited Waiver dated September 16, 2025, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.3	09/19/2025
10.3†	Common Stock Purchase Agreement, dated as of October 9, 2025, by and between U.S. Energy Corp. and Roth Principal Investments, LLC	8-K	000-06814	10.1	10/09/2025
10.4†	Registration Rights Agreement, dated as of October 9, 2025, by and between U.S. Energy Corp. and Roth Principal Investments, LLC	8-K	000-06814	10.2	10/09/2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: November 12, 2025	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)