Form 10-K
period 2025-12-31
US ENERGY CORP
filed 2026-03-13
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the Nasdaq Capital Market as of June 30, 2025, the last business day of the most recently completed second fiscal quarter, based on the closing sales price on such date of $1.40, was $19,139,919. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The Registrant had 44,269,192 shares of its $0.01 par value common stock outstanding as of March 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Examples of forward-looking statements in this Annual Report include:

●	planned capital expenditures for industrial gas, oil and natural gas exploration, development and environmental compliance;

●	potential drilling locations and available spacing units, and possible changes in spacing rules;

●	cash expected to be available for capital expenditures and to satisfy other obligations;

●	recovered volumes and values of industrial gas, oil and natural gas approximating third-party estimates;

●	anticipated changes in oil and natural gas production and future industrial gas production;

●	drilling and completion activities and opportunities;

●	timing of drilling additional wells and performing other exploration and development projects;

●	expected spacing and the number of wells to be drilled with our industry partners;

●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;

●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;

●	actual decline rates for producing wells;

●	future cash flows, expenses and borrowings;

●	pursuit of potential acquisition opportunities;

●	economic downturns, wars and increased inflation and interest rates, and possible recessions caused thereby;

●	the effects of global pandemics on our operations, properties, the market for industrial gas, oil and natural gas, and the demand for industrial gas, oil and natural gas;

●	our expected financial position;

●	our expected future overhead reductions;

●	our ability to become an operator of industrial gas, oil and natural gas properties;

●	our ability to raise additional financing and acquire attractive industrial gas, oil and natural gas properties; and

●	other plans and objectives for future operations, including industrial gas exploration and development.

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

Glossary of Oil, Natural and Industrial Gas Terms

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

Industrial gases.  Helium, carbon dioxide, nitrogen and certain hydrocarbons. (e.g., methane, propane, butane, and ethylene.)

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

Please see the “Glossary of Oil, Natural and Industrial Gas Terms” above for a list of abbreviations and definitions used throughout this Report.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2025 means the year ended December 31, 2025, whereas fiscal 2024 means the year ended December 31, 2024.

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

Overview

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966, and reincorporated to Delaware effective on August 3, 2022. We are an industrial gas and energy company focused on the acquisition and development of industrial gases, oil and natural gas producing properties in the continental United States. Our principal properties and operations are in the Rockies region (Montana and Wyoming), the Mid-Continent (Oklahoma, and North and East Texas), and the Gulf Coast region.

We previously explored for and produced oil and natural gas through a non-operator business model, however, during 2020 we acquired operated properties in North Dakota, New Mexico, Wyoming and the Texas Gulf Coast, and on January 5, 2022, we closed the acquisitions of certain oil and gas properties from three separate sellers, representing a diversified portfolio of primarily operated, producing, oil-weighted assets located across the Rockies, West Texas, Eagle Ford, and Mid-Continent regions. Beginning in the fourth quarter 2023 and continuing through year-end 2025, we sold several legacy oil and natural gas assets and redeployed the capital into our industrial gas focus area. Our current oil and natural gas production is primarily located in the Rockies and Mid-Continent regions.

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

Industrial Gas Operations

In June 2024, the Company acquired approximately 144,000 acres across the Kevin Dome in Toole County, Montana for the purposes of exploring and exploiting multiple, industrial gas streams. On January 7, 2025, we acquired an additional 24,000 net acres that are contiguous to our existing positions in Toole County including a non-producing well that is expected to be completed and tested in the first half of 2026. Additionally, we drilled and completed two new industrial gas wells in 2025 and have filed monitoring, reporting and verifications applications with the government regulators that, assuming approved, will allow us to inject or dispose of carbon dioxide and waste gases, which is complementary to our ongoing development activities. Other ongoing activities include the detail design of a processing facility, gathering and transportation system, and power infrastructure, as well as securing rights of way, injection agreements, and negotiating an offtake agreement with a third party.

Office Location

Our principal executive office is located at 1616 S. Voss Road, Suite 725, Houston, Texas 77057. Our telephone number is (346) 509-8734.

Oil and Natural Gas Operations

We participate in oil and natural gas projects primarily as an operator. Our working interest varies by project and may change over time based on the terms of our leases and operating agreements. Key attributes of our oil and natural gas properties include the following:

●

Estimated proved reserves of 1,451,821 barrels of oil equivalent (BOE) (75% oil and 25% natural gas) as of December 31, 2025, with a standardized measure of value of $16.7 million, utilizing prices of $ 65.34 per barrel for oil and $ 3.39 per Mcf for natural gas in accordance with Securities and Exchange Commission requirements.

●	As of December 31, 2025, our oil and natural gas leases covered 160,714 gross acres and 134,025 net acres.

●	231 gross (209 net) producing wells as of December 31, 2025.

●	451 BOE per day average net production for 2025.

Additional information about our oil and gas properties and operations can be found in "Item 2. Properties".

Material Events:

Divestment of Properties

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

The net proceeds from these divestitures were used to fund the continued development of the Company's industrial gas project in Montana, as well as for general corporate purposes. These divestitures reflect the Company's strategic portfolio management, exiting non-core geographic regions to enhance liquidity, strengthen the balance sheet, and redirect capital toward high-growth opportunities.

In 2025, the Company entered into a negotiated post-closing cash settlement and recognized a loss of $424 thousand on our $6.8 million divestment of properties located in Henderson, Anderson, Liberty, and Chambers County, Texas that closed on December 31, 2024 (as discussed above). The Company also closed on the sale of a portion of our Wyoming properties for approximately $500 thousand.

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

Synergy

On January 7, 2025, we entered and simultaneously closed the transactions contemplated by, a purchase and sale agreement, with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who was then an approximate sixty percent beneficial owner of Synergy.

We acquired approximately 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, including all leases, wells, rights and interests in, under or derived from the acquired acreage subject to Synergy retaining an undivided twenty percent (20%) of Synergy’s right title and interest in the property.

Consideration for the transaction consisted of the following:  (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock; (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy acreage, until the earlier of (i) 78 months from the closing date; or (ii) the date the total costs associated therewith total $20 million; (d) our agreement to pay Synergy 18% of the cash amounts we actually realize from any  law or regulation from our sequestration of carbon oxides or similar substances derived directly from an agreed area of mutual interest including Synergy’s acreage; and (e) our agreement to pay Synergy 18% of any gain we may receive in connection with the sale of the future, first, gas processing plant located on Synergy’s acreage.

Derivative Activities

On September 10, 2024, the Company settled all of its then outstanding commodity derivative contracts for 2024 and 2025 production receiving $1.8 million. As of December 31, 2025 and 2024, we no longer have any commodity derivative contracts outstanding.

Underwritten Offering

On January 22, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Representative”), as representative of the several underwriters named in the Underwriting Agreement (the “Underwriters”), relating to an underwritten offering of 4,236,000 shares of common stock, par value $0.01 per share, of the Company at a price to the public of $2.65 per share (such offering, the “Offering”).

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

Stock Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of a then ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023 and subsequently extended, subject to any future extensions in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

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

For the year ended December 31, 2025, the Company repurchased 197,400 shares of common stock for $317 thousand, at a weighted average price of $1.61 per share. For the year ended December 31, 2024, the Company repurchased 617,000 shares for $730 thousand at a weighted average price of $1.18 per share. As of December 31, 2025, a total of $3.5 million remained available under the repurchase program for future repurchases.

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

Committed Equity Facility

On October 9, 2025, we entered into a purchase agreement and a related registration rights agreement (the “Registration Rights Agreement”) with Roth Principal Investments, LLC (“Roth Principal Investments”). Subject to the terms and conditions of the purchase agreement, we may, in our sole discretion, sell to Roth Principal Investments up to $25,000,000 of shares of our common stock (the “Commitment Amount”) from time to time during the term of the purchase agreement. We are under no obligation to sell any shares, and Roth Principal Investments is required to purchase shares only as directed by us and subject to the Purchase Agreement.

Pursuant to the Registration Rights Agreement, we filed a registration statement to register the resale of up to 24,100,000 shares of common stock, consisting of (i) up to 23,876,859 shares of common stock that we may elect to sell to Roth Principal Investments (the “Purchase Shares”) and (ii) 223,141 shares of common stock issued to Roth Principal Investments upon execution of the Purchase Agreement (the “Commitment Shares”).

From and after December 1, 2025, and for a period of up to 24 months (the “Commitment Period”), unless earlier terminated, we may direct Roth Principal Investments to purchase shares of common stock through one or more “Market Open Purchases” or “Intraday Purchases,” each subject to the terms, conditions, notice requirements, and limitations set forth in the Purchase Agreement, including the requirement that the closing sale price of our common stock on the trading day immediately prior to the applicable Purchase Date is not less than the “Threshold Price.”

The per share purchase price for shares sold in a Market Open Purchase or an Intraday Purchase is based on the volume weighted average price (“VWAP”) of our common stock during the applicable valuation period, less a fixed 2.5% discount, subject to the applicable minimum price thresholds and other adjustments set forth in the Purchase Agreement. There is no upper limit on the per share price that Roth Principal Investments may be required to pay.

We control the timing and amount of any sales under the purchase agreement. Actual sales, if any, will depend on market conditions, the trading price of our common stock and our capital needs. Net proceeds, if any, are expected to be used for working capital and general corporate purposes.

Under applicable Nasdaq rules, issuances under the purchase agreement may not exceed 7,123,382 shares of common stock, representing 19.99% of the shares outstanding immediately prior to execution of the purchase agreement (the “Exchange Cap”), unless stockholder approval is obtained or the average price paid by Roth Principal Investments equals or exceeds $1.2788, in which case the Exchange Cap will not apply. In addition, issuances may not result in Roth Principal Investments and its affiliates beneficially owning more than 4.99% of our outstanding common stock (the “Beneficial Ownership Limitation”).

The purchase agreement will terminate upon the earliest to occur of the expiration of the Commitment Period, the purchase of the full Commitment Amount, certain listing or bankruptcy events, or earlier termination by us upon 10 trading days’ prior written notice. Neither the purchase agreement nor the Registration Rights Agreement may be assigned or amended except as expressly permitted therein.

As consideration for Roth Principal Investments’ commitment, we paid a $25,000 structuring fee, issued 223,141 Commitment Shares, agreed to pay a $180,000 cash commitment fee (the “Cash Commitment Fee”), and agreed to potential make-whole payments of up to $270,000 under certain circumstances. We also agreed to reimburse Roth Principal Investments’ legal fees in the amounts specified in the purchase agreement.

Because the purchase price for Purchase Shares is based on future VWAP calculations, we cannot determine the actual number of shares that may be issued under the purchase agreement. If all shares registered for resale under this prospectus were issued, such issuances would result in significant dilution to existing stockholders.

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

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations and have no significant commitments for capital expenditures to comply with existing environmental requirements, although future regulatory changes could require additional capital expenditures. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

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

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced water, and most of the other wastes associated with the exploration, development, and production of oil or gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be reclassified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Endangered Species. The federal Endangered Species Act and analogous state laws regulate activities that could have an adverse effect on threatened or endangered species. Some of our operations are conducted in areas where protected species are known to exist. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts on protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons. It is also possible that a federal or state agency could order a complete halt to activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of a protected species in areas where we perform drilling, completion, and production activities could impair our ability to timely complete well drilling and development and could adversely affect our future production from those areas.

Air Emissions. The federal Clean Air Act (the “CAA”) and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. Applicable to our business and operations, the CAA regulates emissions from oil and natural gas production and processing operations. The CAA includes New Source Performance Standards ("NSPS") for the oil and natural gas source category addressing emissions of methane, volatile organic compounds ("VOCs"), and other pollutants, as well as National Emissions Stands for Hazardous Air Pollutants ("NESHAP"). Further, the CAA regulates the emissions from compressors, dehydrators, storage tanks and other production equipment as well as leak detection for natural gas processing plants. These rules have required a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors.

In addition, the EPA has adopted, and continues to adopt and revise, regulations governing emissions from oil and natural gas operations. These regulations include expanded methane emission standards and leak detection requirements applicable to both new and existing sources. We do not expect that currently applicable NSPS or NESHAP requirements will have a material adverse effect on our business, financial condition or results of operations; however, future regulatory changes could require additional permitting, operational modifications or capital expenditures.

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

Safe Drinking Water Act (“SDWA”). The disposal of oil and natural gas wastes into underground injection wells are subject to the federal Safe Drinking Water Act, as amended, and analogous state laws. The SDWA’s Underground Injection Control (“UIC”) Program establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. In response to concerns related to increased seismic activity in the vicinity of injection wells, regulators in some states are considering additional requirements related to seismic safety. For example, the Texas Railroad Commission (“RRC”) has adopted oil and natural gas permit rules for wells used to dispose of saltwater and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position. In addition, any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury.

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

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could re-enact price controls in the future. Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. The FERC has implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost-of-service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.

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

Research and Development

No research and development expenditures have been incurred during the past two fiscal years.

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

Human Capital

As of March 6, 2026, we had 20 employees, none of whom were subject to a collective bargaining agreement. In addition, we utilize several consultants on an as-needed basis. We recognize that our employees are our most valuable assets and drive the way we pursue our short-term and long-term goals. To attract and retain talent we promote:

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

Forward Plan and Development

In 2026 and beyond, we intend to seek additional opportunities in the oil, natural gas and industrial gas sectors, including but not limited to further acquisition of assets, participation with industry partners, and the acquisition of existing companies. We also plan to finalize the detailed engineering of our processing facility and related activities necessary to begin to bring the plant online. These activities include but are not limited to acquiring surface acreage, negotiating rights of way and offtake agreements, designing power infrastructure, and generating capital to fully fund development. Our share repurchase program was extended to June 30, 2026. Repurchases of shares may resume in 2026 so long as share prices remain attractive and repurchases remain in the best interests of both the Company and its stockholders.

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

Industry Operating Environment

The industrial gas and oil and natural gas industries are affected by many factors that we cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that may impact commodity prices in the current fiscal year and future periods include international conflicts, the level of inflation and interest rates, access to capital at commercial reasonable costs, and related political developments in response to tariffs and international conflicts, demand in domestic, Asian and European markets, and the extent to which exporting nations manage commodity supply or incentivize incremental production. Seasonal weather patterns and economic cycles also have a significant impact on commodity prices in both the industrial gas and oil and gas industries.

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

Seasonality

Winter weather conditions can limit or temporarily halt our drilling and development activities. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose timing challenges and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations and those of our operating partners.

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

Marketing, Major Customers and Delivery Commitments

Markets for industrial gases, oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions, actions by exporting countries, and domestic demand, government regulations and policies. All of our existing oil and gas production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. Our industrial gas project is under development and as such, there is no industrial gas production that is currently marketed.   We had no significant delivery commitments as of  December 31, 2025.

Competition

Our operations are highly competitive in the search for and acquisition of oil, natural gas, and industrial gas resources. Our competitors principally consist of independent operators, small, and intermediate-sized industrial gas, oil and natural gas companies. Specifically, we compete for property acquisitions and our operating partners compete for the equipment and labor required to operate and develop our properties. Our competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Ultimately, our future success will depend on our ability to develop or acquire additional reserves and resources at costs that allow us to remain competitive.

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

The Company uses, and will continue to use, its website (https://usnrg.com) and press releases, as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that the Company posts on its website, and/or disseminated in press releases could be deemed to be material information, and the Company encourages investors, the media and others interested in the Company to review the business and financial information that the Company posts on its website and disseminates in press releases, as such information could be deemed to be material information.

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

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below. These risks include, but are not limited to, the following:

●	our ability to obtain sufficient cash flow from operations, borrowing, equity issuances, or other sources to fully develop our undeveloped acreage positions;

●	volatility in industrial gas and oil and natural gas prices, including declines in prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs or impairments on our oil and natural gas assets;

●	the possibility that our business may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

●	the general risks of exploration and development activities, including the failure to find sufficient commercial quantities of industrial gas, oil and natural gas to provide a reasonable return on investment;

●	future production rates, and/or the ultimate recoverability of reserves, falling below estimates;

●	the ability to replace oil and natural gas reserves and industrial gas resources as they deplete from production;

●	environmental risks;

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

●	our lack of effective disclosure controls and procedures and internal control over financial reporting;

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;

●	dilution caused by new equity and/or debt offerings, including from sales under the purchase agreement with Roth Principal Investments;

●

our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all and dilution caused by new equity and/or debt offerings;

●	the speculative nature of our industrial gas, oil and gas operations, and general risks associated with the exploration for, and production; including accidents, equipment failures or unanticipated mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

●	changes in the legal and regulatory environment, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

●	improvements in, or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

●	our need to construct a processing facility, gathering and transportation system and power infrastructure in order to process and sell industrial gases which we plan to produce;

●	the fact that our officers and directors beneficially own approximately 38 percent of our common stock and that their interests may be different from other stockholders;

●	our dependence on the continued involvement of our present management;

●	economic downturns and possible recessions caused thereby (including as a result of changes in supply or demand, inflation and interest rates or global conflicts, such as the current conflicts in the Ukraine and Israel);

●	the effects of global pandemics on our operations, properties, the market for our industrial gas, oil and natural gas;

●	future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

●	anti-takeover effects of our governing documents and Delaware law; and

●	Other risks disclosed below under “Risk Factors”.

Risk Factors

The following risk factors should be carefully considered in evaluating the information in this annual report on Form 10-K.

Risks Related to the Industrial Gas, Oil and Natural Gas Industries and Our Business

We may need additional capital to complete future acquisitions, conduct our operations, and fund our business, and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funding to complete future potential acquisitions and will be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete workovers and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, (including pursuant to our purchase agreement with Roth Principal Investments), dilution to existing stockholders will result, and such securities may have rights, preferences, and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete future acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

The price of industrial gas and oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Industrial gas, oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for industrial gas, oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the global COVID-19 outbreak, and then surging over $125 a barrel in early March 2022, following Russia’s invasion of Ukraine, before more recently trading around $70-$80 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI		Daily NYMEX natural
	oil spot price (per Bbl)		gas Henry Hub spot price (per Mmbtu)
	High	Low	High	Low
Year ended December 31, 2023	$93.67	$66.61	$3.78	$1.74
Year ended December 31, 2024	$87.69	$66.73	$13.20	$1.21
Year ended December 31, 2025	$80.73	$55.44	$9.86	$2.65

Decline in the prices we receive for our oil and natural gas can also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices can reduce the amount of industrial gas, oil and natural gas that we can produce economically and the estimated future cash flow from that production and, as a result, adversely affect the quantity and present value of our proved reserves. Among other things, a reduction in the amount or present value of our reserves can limit the capital available to us, and the availability of other sources of capital likely will be based to a significant degree on the estimated quantity and value of the reserves.

As described above, industrial gas, oil, NGLs, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and levels of such production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign demand and supply of industrial gas, oil, NGLs, and natural gas;

●	the prices and availability of competitors’ supply of industrial gas, oil, NGLs, and natural gas;

●	the actions of the exporting countries or organizations such as Organization of Petroleum Exporting Countries, and state-controlled companies relating to price and production controls;

●	the price and quantity of foreign imports of industrial gas, oil, NGLs, and natural gas;

●	the impact of U.S. dollar exchange rates on industrial gas, oil, NGLs, and natural gas prices and interest rates and inflation;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of industrial gas, oil, NGLs, and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

●	the availability of pipeline, other transportation and refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as previously experienced with the COVID-19 pandemic;

●	weather conditions and natural disasters;

●	political conditions in or affecting industrial gas, oil, NGLs, and natural gas producing regions, including the Middle East and South America, and the conflicts in Ukraine and Israel;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;

●	the level of global industrial gas, oil, NGL, and natural gas inventories and exploration and production activity;

●	authorization of exports from the United States of industrial gas, oil, and liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy and industrial gas consumption; and

●	global economic conditions.

A decline in industrial gas, oil, NGL, or natural gas prices will reduce not only our revenue but also the quantity of production that can be produced economically. Should industrial gas, oil, natural gas and prices decline in the future, our operated wells, may be forced to be shut-in, and exploration and development plans for prospects and exploration or development activities may need to be postponed or abandoned. As a result, we may have to make substantial downward adjustments to our estimated proved reserves or industrial gas resources, each of which would have a material adverse effect on our business, financial condition, and results of operations.

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

The construction of our planned processing facility, gathering and transportation system, and power infrastructure is subject to significant risks that could increase costs, delay operations, or prevent completion.

Our ability to execute our business plan depends on the successful construction and commissioning of new processing, gathering, transportation, and power infrastructure. These projects are complex and subject to risks beyond our control, including permitting and regulatory approvals, supply chain disruptions, labor availability and productivity, contractor performance, design or engineering changes, adverse weather conditions, utility interconnection delays, equipment delivery delays, and unanticipated site or subsurface conditions. Inflationary pressures, changes in interest rates, or increases in material, labor, or energy costs could materially increase capital expenditures beyond current estimates. Delays or cost overruns could defer the commencement of commercial operations, reduce expected returns, require additional financing on unfavorable terms, or result in the impairment of capitalized costs.

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

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, tariffs, trade wars, wars, the value of the U.S. dollar, changing inflation and interest rates, the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of industrial gas, oil and natural gas, declining business and consumer confidence, and increased unemployment, may result in an economic slowdown and/or a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell industrial gas, oil, natural gas, and natural gas liquids, and/or affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

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

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession, application of tariffs and trade wars, the price of energy, fluctuating interest rates and inflation, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future at commercially acceptable terms. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

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

At December 31, 2025, 100% of our estimated proved reserves were developed producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells, volumetric analysis or probabilistic methods, in contrast to the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for statutory and regulatory requirements for derivative transactions, including crude oil and natural gas derivative transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. The Dodd-Frank Act requires the Commodity Futures and Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the Dodd-Frank Act.

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

Risks Related to U.S. Government Operations

A U.S. federal government shutdown could adversely affect our business, results of operations, and financial condition.

The U.S. federal government periodically experiences funding gaps that result in partial or complete shutdowns of government operations. A prolonged shutdown could adversely impact the U.S. economy, financial markets, and our business directly and indirectly. During a shutdown, many federal agencies suspend or delay regulatory approvals, contract awards, payments, and other routine functions. To the extent that our business depends on U.S. government contracts, grants, permits, licenses, or other approvals, a shutdown could result in the delay, suspension, or cancellation of such activities, which could materially impact our operations and development activities.

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

John A. Weinzierl and Duane H. King, each a member of the Board of Directors of the Company, may hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and together such persons own more than 30 percent of our common stock. We believe these positions will not conflict with their roles or responsibilities with our company. Certain of these entities are party to agreements with the Company and if any of these companies enter into any additional transactions or agreements with our company, or other related party transactions or matters exist, potential conflicts of interest could arise from the directors performing services for us and these other entities.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, Ryan L. Smith. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Smith. We do not believe that Mr. Smith could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Smith or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. The Company entered into an agreement with Mr. Smith on May 5, 2022. The term of Mr. Smith’s Employment Agreement commenced on May 5, 2022, and had an initial term expiring January 1, 2024, subject to automatic one-year renewals. On August 14, 2024, effective July 1, 2024, the Company entered into a new amended and restated employment agreement with Mr. Smith, which amended and restated in its entirety the prior employment agreement between the Company and Mr. Smith dated May 5, 2022. That new agreement has an initial term expiring January 1, 2027, subject to automatic successive two-year renewals thereafter.

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

Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all of our assets. Additionally, substantially all of our subsidiaries agreed to guarantee our obligations under the Credit Agreement. As such, our creditor may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless. Our Credit Agreement expires May 31, 2029, and there can be no assurance that we can renew or extend the Credit Agreement with the same terms or conditions.

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

Our stock is traded on The Nasdaq Capital Market under the symbol “USEG”. For the year ended December 31, 2025, our common stock has traded as high as $3.79 per share and as low as $0.92 per share. We expect our common stock will continue to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

If our common stock is delisted from The Nasdaq Capital Market, your ability to sell your shares of our common stock could also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

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

On August 9, 2023, the Board of Directors determined it appropriate to suspend dividend payments, with the associated future capital resources being allocated towards the Company’s share repurchase program, repayments of the outstanding balance on our credit facility and other Company initiatives. The Board of Directors may or may not reinstate future dividend payments in the future, the amount and frequency of which will be determined at the sole discretion of the Board. To the extent that the dividend is not reinstated in the future, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders. The determination to pay dividends on our common stock is at the discretion of our Board of Directors.

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

We have registered the resale of a significant number of shares of common stock pursuant to a Form S-3 Registration Statement and a Form S-1 Registration Statement. The registered shares represent a significant number of shares of our common stock, and if sold in the market all at once or at about the same time, could significantly depress the market price of our common stock during the period the registration statement remains effective and could also affect our ability to raise equity capital in the future at a time and price that we deem reasonable or appropriate.

Risks Relating to our Purchase Agreement with Roth Principal Investments

The issuance and sale of our Common Stock to Roth Principal Investments may cause dilution to our other stockholders and the sale of the shares of Common Stock acquired by Roth Principal Investments, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

On October 9, 2025, we entered into the purchase agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $25.0 million of Purchase Shares, upon the terms and subject to the conditions set forth in the purchase agreement. Upon the execution of the purchase agreement, we issued 223,141 Commitment Shares to Roth Principal Investments as consideration for its commitment to purchase our Purchase Shares at our direction under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Roth Principal Investments at our discretion from time to time over a 24-month period following the effective date of a Form S-1 Registration Statement which was declared effective on December 1, 2025, subject to certain conditions. The purchase price for the shares that we may sell to Roth Principal Investments under the purchase agreement will fluctuate based on the market price of our common stock. Depending on demand and market liquidity at the time, sales of such shares by Roth Principal Investments may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Roth Principal Investments. Any sales of our common stock to Roth Principal Investments will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Roth Principal Investments all, some or none of the shares of our common stock that may be available for us to sell pursuant to the purchase agreement. If and when we sell shares to Roth Principal Investments, Roth Principal Investments may then resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, our sales to Roth Principal Investments could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Roth Principal Investments, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to Roth Principal Investments, or the actual gross proceeds resulting from those sales.

On October 9, 2025, we entered into the purchase agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $25,000,000 of shares of our common stock, subject to certain limitations and conditions set forth in the purchase agreement. The shares of our common stock that may be issued under the purchase agreement may be sold by us to Roth Principal Investments at our discretion from time to time during the Commitment Period.

We generally have the right to control the timing and amount of any sales of our shares of common stock to Roth Principal Investments under the purchase agreement. Sales of our common stock, if any, to Roth Principal Investments under the purchase agreement will depend upon market conditions and other factors to be determined by us.

Because the per share purchase price that Roth Principal Investments will pay for Purchase Shares in any Market Open Purchase or Intraday Purchase that we may elect to effect pursuant to the purchase agreement will be determined by reference to the VWAP during the applicable valuation periods. It is not possible for us to predict the number of shares of common stock that we will sell to Roth Principal Investments as Purchase Shares under the purchase agreement, the purchase price per share that Roth Principal Investments will pay for Purchase Shares purchased from us under the purchase agreement, or the aggregate gross proceeds that we will receive from those purchases by Roth Principal Investments under the purchase agreement.

Although the purchase agreement provides that we may sell up to $25,000,000 of our common stock to Roth Principal Investments, only 23,876,859 Purchase Shares (in addition to the 223,141 Commitment Shares, for which we have not and will not receive any cash consideration) have been registered under the Securities Act for resale by Roth Principal Investments. Depending on the market prices of our common stock on the Purchase Dates on which we elect to sell such Purchase Shares to Roth Principal Investments under the purchase agreement, we may need to register under the Securities Act additional shares of our common stock for resale by Roth Principal Investments in order for us to receive aggregate proceeds equal to Roth Principal Investments’ $25,000,000 maximum aggregate purchase commitment available to us under the purchase agreement.

Moreover, to the extent that the Exchange Cap remains applicable to issuances and sales of our common stock under the Purchase Agreement, if we elect to issue and sell to Roth Principal Investments more shares of common stock than the Exchange Cap (or 7,123,382 shares of common stock, 223,141 of which shares represent the Commitment Shares that we issued to Roth Principal Investments upon execution of the purchase agreement on October 9, 2025, for which we have not and will not receive any cash consideration) under the purchase agreement, which we have the right, but not the obligation, to do, we must first obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the purchase agreement in accordance with applicable Nasdaq rules.

The Roth Principal Investments will pay less than the then-prevailing market price for our shares of Common Stock, which could cause the price of our Common Stock to decline.

The purchase price of our common stock to be sold to Roth Principal Investments under the Purchase Agreement is derived from the market price of our common stock on Nasdaq. Common stock to be sold to Roth Principal Investments pursuant to the Purchase Agreement will be purchased at a discounted price. The actual amount of proceeds we receive pursuant to each Purchase Notice (each, the “Purchase Amount”) is determined by multiplying the Purchase Amount requested by the applicable purchase price.

The Roth Principal Investments may sell the shares it receives immediately after receipt of such shares, and/or may sell such shares short prior to the purchase of such shares, which may be prior to final determination of the purchase price for such shares and could cause the price of our common stock to decrease. If the price of our common stock declines, then Roth Principal Investments may pay a lower purchase price for such shares.

We will owe the Roth Principal Investments additional consideration in the event it does not generate at least $450,000 in proceeds from the Roth Principal Investments’ resale of the Commitment Shares.

As consideration for Roth Principal Investments’ commitment to purchase shares of common stock our direction upon the terms and subject to the conditions set forth in the purchase agreement, we (i) paid to Roth Principal Investments a cash “structuring fee” of $25,000, prior to our execution of the purchase agreement, (ii) upon our execution of the purchase agreement, we issued 223,141 Commitment Shares to Roth Principal Investments, which Commitment Shares had a total aggregate value equal to 1.08% of Roth Principal Investments’ $25,000,000 total aggregate purchase commitment under the purchase agreement (each Commitment Share valued at $1.21 per share, representing the closing sale price of the common stock immediately prior to the execution of the purchase agreement, rounded to the nearest whole share), and (iii) agreed to pay to Roth Principal Investments the Cash Commitment Fee of $180,000, which was equal to 0.72% of Roth Principal Investments’ $25,000,000 total aggregate dollar amount purchase commitment under the purchase agreement. Under the terms of the purchase agreement, in certain circumstances set forth in the purchase agreement, we may be required to pay Roth Principal Investments up to $270,000 (or 1.08% of Roth Principal Investments’ $25,000,000 aggregate purchase commitment under the purchase agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by Roth Principal Investments from the resale of the Commitment Shares, prior to certain times set forth in the purchase agreement, is less than $270,000, in exchange for Roth Principal Investments returning to us for cancelation all of the Commitment Shares we originally issued to Roth Principal Investments upon execution of the purchase agreement that were not previously resold by Roth Principal Investments prior to the times specified in the purchase agreement, if any. We will not make any such cash “make-whole” payment to Roth Principal Investments if, after the Commencement Date, the aggregate net proceeds received by Roth Principal Investments from their resale of all or any portion of the Commitment Shares equals or exceeds $270,000.

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

Anti-takeover provisions in our Certificate of Incorporation and our Amended and Restated Bylaws, as well as provisions of Delaware law, might discourage, delay or prevent an acquisition of the Company, a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Additionally, our Certificate of Incorporation and Amended and Restated Bylaws also contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

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

As of and for the years ended December 31, 2025 and 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties.

Our oil and gas properties are described below and under Item 8, Notes to Consolidated Financial Statements under the captions “Oil and Natural Gas Producing Activities” and “Supplemental Oil and Natural Gas Information (Unaudited)”, respectively.

Oil and Natural Gas Interests

Reserve estimates are based on average prices per barrel of oil and per Mmbtu of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period. Reserve estimates as of December 31, 2025, 2024, and 2023 are based on the following average prices, in each case as adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis:

	Average Price During
	2025	2024	2023

Oil (per Bbl)	$65.34	$75.48	$78.22
Gas (per Mmbtu)	$3.39	$2.13	$2.64

Presented below is a summary of our proved oil and natural gas reserve quantities, all of which are located in the United States, as of the December 31, 2025, 2024, and 2023:

	As of December 31,
	2025			2024			2023
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)	(MBbl)	(MMcf)	(MBOE)

Proved developed	1,087	2,188	1,452	1,592	2,307	1,977	3,155	10,054	4,831
Proved non-producing	-	-	-	-	-	-	28	28	33
Proved undeveloped	-	-	-	-	-	-	-	-	-

Total proved reserves	1,087	2,188	1,452	1,592	2,307	1,977	3,183	10,082	4,864

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

Oil and Natural Gas Production, Production Prices, and Production Costs. The following table sets forth certain information regarding our net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Production Volume
Oil (Bbls)	112,797	256,166	391,645
Natural gas (Mcfe)	311,729	958,325	1,396,650
BOE	164,752	415,887	624,420

Daily Average Production Volume
Oil (Bbls per day)	309	700	1,073
Natural gas (Mcfe per day)	854	2,618	3,826
BOE per day	451	1,136	1,711

Net prices realized(1)
Oil per Bbl	$56.54	$70.91	$72.39
Natural gas per Mcfe	3.13	2.56	2.84
Oil and natural gas per BOE	44.63	49.58	51.75

Operating Expenses per BOE
Lease operating expenses, gathering, transportation, and treating, and production taxes	$35.03	$30.24	$28.70
Depreciation, depletion, accretion, and amortization	21.89	19.85	17.99

(1) Net prices realized represent actual prices realized without regard to the effects of commodity derivatives.

We encourage you to read this information in conjunction with the information contained in our financial statements and related notes included in this annual report on Form 10-K, at the end of Part III hereof.

The following table provides a regional summary of our production for the years ended December 31, 2025, 2024, and 2023:

	2025			2024			2023
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)

Rockies	92,343	33,555	97,936	112,191	37,829	118,496	146,199	84,431	160,271
South Texas, West Texas, and Gulf Coast	12,125	19,539	15,381	69,367	39,677	75,980	143,825	168,884	171,972
Mid-continent	8,328	258,635	51,434	74,608	880,819	221,411	101,621	1,143,335	292,177

Total	112,797	311,729	164,752	256,166	958,325	415,887	391,645	1,396,650	624,420

Drilling and Other Exploratory and Development Activities - Oil and Natural Gas. The Company had no oil and natural gas development or exploratory drilling activity for the year ending December 31, 2025. For the years ending December 31, 2024 and 2023, the Company participated in 1 gross, productive well, 0.8 and 0.01 net to the Company.

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

Present Activities. Since April 12, 2023, we have not drilled or participated in the drilling of any oil and natural gas wells, however, we are in the process of returning to production idle wells we acquired in 2022. The table above does not include industrial gas wells. The Company drilled one industrial gas well during the fourth quarter of 2024 and two in 2025.

Oil and Natural Gas Properties, Acreage. The table below presents our leasehold acreage for oil and natural gas) as of December 31, 2025. The Company does not have any undeveloped oil and natural gas leasehold acreage. As of December 31, 2025, all of our acreage is held by production.

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net

Rockies	155,019	128,976	-	-	155,019	128,976
West Texas, South Texas, and Gulf Coast	400	282	-	-	400	282
Mid-Continent	5,294	4,766	-	-	5,294	4,766

Total	160,714	134,025	-	-	160,714	134,025

Productive Wells. As of December 31, 2025, the Company had the following gross and net productive wells by region for our oil and natural gas activities:

	Gross Producing Wells			Net Producing Wells			Average Working Interest
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total

Rockies	187	1	188	187	1	188.0	100.0%	100.0%	100.0%
West Texas, South Texas, and Gulf Coast	5	10	15	4	9	12.9	88.0%	85.0%	86.0%
Mid-continent	10	18	28	5	3	8.0	48.0%	17.8%	28.6%

Total	202	29	231	196	13	209	97.1%	43.8%	90.4%

Industrial Gas Assets

Excluded from tables above are our assets related to our industrial gas project.   Resulting from two acquisitions, one occurring on June 26, 2024, and another on January 7, 2025, as of December 31, 2025 we have approximately 116,384 and 80,695 gross and net acres, respectively, of leasehold on the Kevin Dome in Toole County, Montana.

Office Space

As of December 31, 2025, we have leased office space for our Company headquarters in Houston, Texas of 11,000 square feet.  The lease is described in greater detail in “Note 4. Leases”, to the footnotes to the financial statements included herein. We also own a 1,200 square-foot office building in Cutbank, Montana.

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

Holders

As of March 6, 2026, we had 44,269,192 shares of common stock issued and outstanding held by approximately 261 stockholders of record.

Dividends

On August 9, 2023, the Board of Directors determined it appropriate to suspend dividend or distribution payments, with the associated future capital resources being allocated towards the Company’s share repurchase program, repayments of the outstanding balance on our credit facility and other Company initiatives. The Board of Directors may or may not reinstate future payments in the future, the amount and frequency of which will be determined at the sole discretion of the Board.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025. For the period from January 1, 2025 to the filing date of this report, we sold approximately 8.5 million shares which have previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by The Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
October 1st to October 31st, 2025	—	$—	—	$3,514,370
November 1st to November 30th, 2025	—	$—	—	$3,514,370
December 1st to December 31st, 2025	—	$—	—	$3,514,370
Total	—	$—	—	$3,514,370

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

(2)	See our Consolidated Statements of Changes in Shareholders' Equity for a full roll forward of share activity during the year ended December 31, 2025.

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

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2025 and 2024.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

Plan of Operations and Strategy

In 2026 and beyond, we intend to seek additional opportunities in the oil, natural gas and industrial gas sectors, including but not limited to further acquisition of assets, participation with industry partners, and the acquisition of existing companies. We also plan to finalize the detailed engineering of our processing facility and related activities necessary to bring the plant online. These activities include but are not limited to acquiring surface acreage, negotiating rights of way and offtake agreements, designing power infrastructure, and raise capital to fully fund development.

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

Results of Operations

Comparison of our Statements of Operations for the Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, we recorded a net loss of $14.4 million. The net loss is primarily due to a reduction in revenue of $13.3 million (discussed below), ceiling test impairment of $3.6 million of the Company's oil and gas properties, lower production volumes resulting from cumulative divestments, lower realized sales price for our production and increasing lease operating expense on a BOE basis. During the year ended December 31, 2024, we recorded a net loss of $25.6 million including an $11.9 million ceiling test impairment.

In the following sections we discuss our revenue, operating expenses, and non-operating income (expense) for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the years ended December 31, 2025 and 2024 (dollars in thousands, except average sales prices):

			Change
	2025	2024	Amount	Percent

Revenue:
Oil	$6,378	$18,165	$(11,787)	-65%
Gas	975	2,454	(1,479)	-60%
Total	$7,353	$20,619	$(13,266)	-64%

Production quantities:
Oil (Bbls)	112,797	256,166	(143,369)	-56%
Gas (Mcfe)	311,729	958,325	(646,596)	-67%
BOE	164,752	415,887	(251,135)	-60%
BOE per day	451	1,136	(685)	-60%

Average sales prices:
Oil (Bbls)	$56.54	$70.91	$(14.37)	-20%
Gas (Mcfe)	3.13	2.56	0.57	22%
BOE	44.63	49.58	(4.95)	-10%

The decrease in our oil and gas revenue of $13.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to decreases in both production quantities and commodity prices. The realized price received for our oil production decreased 20% and the realized price received for our natural gas production increased 22% for the year ended December 31, 2025, compared to the year ended December 31, 2024.

For the year ended December 31, 2025, we produced 164,752 BOE, or an average of 451 BOE per day, as compared to 415,887 BOE or 1,136 BOE per day, during the comparable period in 2024. Our oil production decreased 56% and our natural gas production decreased 67% compared to the prior year period. Production declines were primarily the result of property sales during 2025 and 2024. During the year ended December 31, 2025, our BOE production mix was 68% oil and 32% natural gas and liquids, consistent with 62% oil and 38% natural gas and liquids during 2024.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the years ended December 31, 2025 and 2024 (in thousands):

			Change
	2025	2024	Amount	Percent

Lease operating expenses	$5,174	$11,160	$(5,986)	-54%
Gathering, transportation, and treating	59	205	(146)	-71%
Production taxes	539	1,213	(674)	-56%

Total	$5,772	$12,578	$(6,806)	-54%

Lease operating expense per BOE	$31.40	$26.83	4.57	17%

For the year ended December 31, 2025, aggregate lease operating expenses decreased as a result of divestitures in 2025 and 2024. On a per BOE basis, lease operating expense increased $4.57 per BOE produced relative to 2024. The increase in lease operating expense on a per BOE basis is in part due to inflation and due to the fixed cost components of our lease operating expense becoming a larger portion of total costs as we have divested of lower cost properties and a result of natural production declines.

Gathering, transportation, and treating costs decreased $146 thousand or 71%, for the year ended December 31, 2025 compared to 2024. The decrease was attributable to the divestitures of operated properties in 2025 and 2024.

Production taxes for our properties typically average 7% of revenue. Any change in the production taxes is attributable to revenue changes resulting from changes in production volumes and realized prices year to year.

Depreciation, Depletion, Accretion and Amortization. DD&A was $3.6 million for the year ended December 31, 2025, compared to $8.3 million for the year ended December 31, 2024. Our depreciation, depletion, and amortization ("DD&A") includes depletion expense on our oil and gas properties, accretion expense on our asset retirement obligations, and depreciation expense on our fixed assets. Depletion expenses on our oil and gas properties are the primary driver of DD&A expense making up 63% and 78% of DD&A expense for the years ended December 31, 2025 and 2024, respectively. Our depletion rate for the year ended December 31, 2025, was $21.89 per BOE, compared to $19.64 per BOE for the year ended December 31, 2024. Our depletion rate fluctuates because of the impact of divestitures, impairments on the full cost pool, but other factors such as acquisitions, revisions in asset retirement obligation cost estimates or timing, and underlying proved reserve volumes can also impact the rate.

Impairment of oil and natural gas properties. Ceiling test impairment of $3.6 million during the year ended December 31, 2025 was incurred as a result of a decrease in crude oil and natural gas prices. For the year ended December 31, 2024, the Company recorded ceiling test impairment of its oil and natural gas properties of $11.9 million as a result of a decrease in crude oil and natural gas prices and the reduction in reserves from divestitures.

Exploration expense.  For the years ended December 31, 2025 and 2024, exploration expense consisted primarily of professional fees and other costs associated with evaluating potential acquisitions, including land title review, regulatory consultations and geological assessments. These costs do not qualify for capitalization under the full cost method and are therefore expensed as incurred. Exploration expense decreased by $139 thousand in 2025 compared to 2024, primarily due to a higher level of acquisition evaluation activity during 2024.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

			Change
	2025	2024	Amount	Percent

Compensation and benefits, including directors	$2,596	$3,871	$(1,275)	-33%
Stock-based compensation	1,854	1,268	586	46%
Professional fees, insurance and other	3,614	3,057	557	18%
Total	$8,064	$8,196	$(132)	-2%

General and administrative expenses decreased by $132 thousand during the year ended December 31, 2025, as compared to the prior year period. Compensation and benefits decreased $1.3 million due to decreased headcount as the Company focused on the development of the industrial gas business. Stock-based compensation increased $586 thousand primarily due to grant prices used in prior employee and director stock-based compensation awards that amortized during 2025. Professional fees, insurance and other expenses increased $557 thousand, primarily due to professional fees associated with outsourcing a portion of our accounting function.

Loss on sale of assets. During the year ended December 31, 2025, we recognized a $411 thousand related to the final settlement on our sale of our East Texas properties.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the years ended December 31, 2025 and 2024 (in thousands):

			Change
	2025	2024	Amount	Percent

Commodity derivative gain (loss), net	$-	$537	(537)	-100%
Interest income (expense), net	(208)	(442)	234	-53%
Other income (expense)	199	(33)	232	-703%
Total non-operating expense	$(9)	$62	$(71)	-115%

Commodity derivative gain (loss), net is the result of changes in derivative fair values associated with fluctuations in forward price curves for the commodities underlying our outstanding derivative contracts and the monthly cash settlements of our derivative positions during the period. During 2024, the Company settled all of its then outstanding commodity derivative contracts and received proceeds of $1.8 million. As of and for the year ended December 31, 2025, the Company had no derivative positions.

Interest expense, net, represents the interest related to our Credit Facility. The decrease in interest expense, net is primarily driven by a decrease in the outstanding principal balance on our credit facility as we have paid down the amount borrowed on the facility with proceeds from the divestments of properties. As of December 31, 2025, we had borrowed $2.5 million on the credit facility as compared to zero outstanding as of December 31, 2024.

Other income (expense), net is primarily impacted from changes in the fair value of our investment in Anfield Energy. We recognized a net gain of $199 thousand on these items for the year ended December 31, 2025, but recognized a loss of $33 thousand for the comparable period of 2024.

Income Tax Benefit (Expense). The Company generated losses for income tax purposes in 2025 and 2024, and any additional net deferred income tax assets were offset by a corresponding valuation allowance.

Liquidity and Capital Resources

Based on the current commodity price environment and our current working capital, we believe we have sufficient liquidity and capital resources to meet our current financial obligations. We continue to manage our commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

During 2026, the Company expects to seek financing in the equity and credit markets to fund the construction of its gas processing plant, production gathering and related utility infrastructure. The estimated cost of this next development phase is approximately $35.0 million. The Company may sell equity under its existing Form S-3 registration statement, and/or sell equity under the purchase agreement with Roth Principal; however, no financing commitments have been secured to date, other than the purchase agreement. Such funding may not be available on favorable terms, or at all, and any equity funding raised may be dilutive to existing stockholders. If the Company is unable to obtain sufficient financing on acceptable terms, the timing or scope of this development phase may be delayed or modified.

We anticipate funding our day-to-day expenditures primarily with cash on hand, operating or investing cash inflows, and if necessary, borrowings under our credit facility or purchase agreement. If readily available sources of cash flow are insufficient to fund our capital needs, we may utilize equity and credit markets as a funding mechanism. In the event we sell equity, such sales may cause dilution to existing stockholders.

All of our sources of liquidity can be affected by the changes in economic conditions, rising interest rates, changes in debt and equity markets, force majeure events, fluctuations in commodity prices, operating costs, tax law changes, and volumes produced, all of which would affect us and our industry.

Sources of Cash

For the year ended December 31, 2025, we funded our capital expenditures with cash on hand, proceeds from the divestitures of oil and gas producing properties and borrowings under our credit facility. In January 2025, we raised net proceeds of $10.3 million after the related party share Repurchase in an underwritten offering of 4,236,000 shares of our common stock discussed in greater detail above under "Item 1. Business—Material Events—Underwritten Offering" and "—Related Party Shares Repurchase".

Credit Agreement

On January 5, 2022, we entered into a four-year credit agreement with FirstBank Southwest as administrative agent, which provides for a revolving line of credit with a borrowing base of $20 million, and a maximum credit amount of $100 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid. The Credit Agreement contains customary indemnification requirements, representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries. In addition, the Credit Agreement contains financial covenants that limit our ratio of total debt to EBITDAX (as defined in the Credit Agreement) to 3:1 and require our ratio of consolidated current assets to consolidated current liabilities (as each is described in the Credit Agreement) to remain at 1:1 or higher.

On September 16, 2025, effective August 1, 2025, the Company entered into a First Amendment to Credit Agreement and Limited Waiver ("Amendment") with FirstBank, as administrative agent for the lenders party thereto, and such lenders. Significant revisions made to the Credit Amendment as a result of the Amendment include extending the maturity date of amounts owed from January 5, 2026 to May 31, 2029, lowering the borrowing base from $20 million to $10 million and deferring the next test period for the ratio of total debt to EBITDAX to March 31, 2026.

The borrowing base is subject to redetermination semi-annually, commencing on or about April 1 and October 1 of each year during the four-year term of the Credit Agreement.  Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties, or financing activities, all as provided for in the Credit Agreement. We were in compliance with our financial covenants as of December 31, 2025. The amount outstanding on the Credit Agreement as of December 31, 2025, was $2.5 million.

Uses of Cash

We use cash for the acquisition and development of our industrial gas properties, capital expenditures, workovers and operating costs related to our oil and gas properties, and general and administrative costs, settlements of commodity derivative contracts, debt obligations including interest, and share repurchases.  During the year ended December 31, 2025, we spent approximately $12.0 million on the acquisition and development of our industrial gas properties.

The amount, timing and allocation of our future capital expenditures will depend upon a number of factors, including our cash flows from operating, investing, and financing activities, our ability to execute our development program, and the number and size of acquisitions that we complete. In addition, the impact of industrial gas, oil and natural gas prices on investment opportunities, the availability of capital, tax law changes, and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our capital expenditure budget to assess if changes are necessary based on current and projected cash flows, acquisition and divestiture activities, and other factors. We will continue to monitor the economic environment through the remainder of the year and adjust our activity level as warranted.

 The following table sets forth certain measures about our liquidity as of December 31, 2025 and 2024 ($ in thousands):

	2025	2024	Change

Cash and equivalents	$429	$7,723	$(7,294)
Working capital deficit (1)	(4,038)	(2,244)	(1,794)
Total assets	40,630	49,667	(9,037)
Outstanding debt	2,500	-	2,500
Total shareholders’ equity	24,195	24,201	(6)

Select Ratios:
Current ratio (2)	0.33 to 1.00	0.81 to 1.00
Debt-to-equity ratio (3)	0.1 to 1.00	0 to 1.00

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt-to-equity ratio is computed by dividing total debt by total shareholders’ equity.

As of December 31, 2025, we had a working capital deficit of $4.0 million compared to a working capital deficit of $2.2 million as of December 31, 2024, a decrease in working capital deficit of $1.8 million. However, when including the available borrowing capacity under the credit facility of $7.5 million as of December 31, 2025, we have a working capital surplus of $3.5 million, not including the cash proceeds received from the equity offering noted above.

As of December 31, 2025, we had cash and cash equivalents of $429 thousand and accounts payable and accrued liabilities of $1.5 million. As of December 31, 2024, we had cash and cash equivalents of $7.7 million and accounts payable and accrued liabilities of approximately $5.1 million. Revenue and royalties payable decreased $915 thousand year over year.

If we have needs for financing in 2026, alternatives that we will consider would include borrowing amounts on our Credit Agreement, selling shares under the purchase agreement, selling all or a partial interest in certain of our oil and natural gas assets, issuing additional shares of our common stock for cash or as consideration for acquisitions in public or private offerings, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(7,138)	$4,587	$(11,725)
Investing activities	(11,882)	5,768	(17,650)
Financing activities	11,726	(5,983)	17,709

Operating Activities. Cash used in operating activities for the year ended December 31, 2025, was $7.1 million as compared to cash provided by operating activities of $4.6 million for 2024, a decrease of $11.7 million. The decrease in cash provided by operating activities is mainly attributable to a reduction in cash receipts for revenues as a result of divestments and a decrease in prices we received for our oil and natural gas production.

Investing Activities. Cash used in investing activities for the year ended December 31, 2025, was $11.9 million compared to cash provided by investing activities of $5.8 million for 2024, a decrease of $17.7 million. The use of cash in our investing activities for the year ended December 31, 2025 was due primarily to capital expenditures to acquire and develop our industrial gas project. In 2024 cash provided by investing activities consisted of proceeds from divestitures offset by capital expenditures on our oil and gas and industrial gas properties.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2025, was $11.7 million as compared to cash used in financing activities of $6.0 million for the comparable period in 2024. The cash provided by financing activities during the year ended December 31, 2025 was primarily attributable to proceeds from equity issuances under our January 2025 underwritten offering and borrowing under our credit facility. The use of cash in 2024 mainly represents net payments of borrowings on our credit facility of $5.0 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed, during the year ended December 31, 2024, management identified a material weakness in internal control over financial reporting related primarily to deficiencies in the design of our accounting system and related information technology general controls.

During 2025, management implemented remediation measures designed to address this material weakness, including transitioning certain accounting functions to a third-party provider and implementing a new accounting system with enhanced system-based controls, as well as enhancing documentation and operation of manual review controls.

Based on management’s evaluation, as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As previously disclosed, management identified a material weakness in internal control over financial reporting as of December 31, 2024 related to deficiencies in the design of our accounting system and certain related control elements.

During 2025, management implemented remediation actions designed to address this material weakness, including:

●	Engaging a third-party accounting service provider;
●	Implementing a new accounting system with enhanced system-based controls;
●	Enhancing segregation of duties through system-based permissions;
●	Improving documentation and evidence of management review controls; and
●	Evaluating relevant third-party information technology general controls.

Based on management’s evaluation, management concluded that the material weakness identified as of December 31, 2024 has been remediated, and that the Company had effective internal control over financial reporting as of December 31, 2025.

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

Item 9B – Other Information.

(b) Rule 10b5-1 Trading Plans.  During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after  December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders, including under the headings “Requirements and Deadlines for Shareholders to Submit Proposals for 2026 Annual Meeting”, “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Insider Trading/Anti-Hedging Policies”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders, including under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Policy on Timing of Award Grants”, "Insider Trading/Anti-Hedging Policies" and “Compensation Committee Interlocks and Insider Participation”, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders, including under the heading “Principal Holders of Voting Securities and Ownership by Officers and Directors” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders, including under the headings “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Weaver and Tidwell, L.L.P, Houston, Texas, PCAOB ID 410.

The information required by this Item will be set forth under the heading “Ratification of Appointment of Independent Auditors” "Principal Accounting Fees and Services” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Energy Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Houston, Texas

March 13, 2026

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(in thousands, except share and per share amounts)

	2025	2024
ASSETS
Current assets:
Cash and equivalents	$429	$7,723
Oil and natural gas sales receivables	454	1,298
Marketable equity securities	146	131
Other current assets	956	572

Total current assets	1,985	9,724

Oil and natural gas properties under full cost method:
Evaluated properties	132,459	142,029
Less accumulated depreciation, depletion and amortization	(117,237)	(112,958)

Net oil and natural gas properties	15,222	29,071

Unproved industrial gas properties, not subject to amortization	22,479	9,384

Other assets:
Property and equipment, net	318	660
Right of use asset	356	528
Other assets	270	300

Total other assets	944	1,488

Total assets	$40,630	$49,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,538	5,086
Accrued compensation and benefits	54	850
Revenue and royalties payable	3,921	4,836
Asset retirement obligations	300	1,000
Current lease obligation	210	196

Total current liabilities	6,023	11,968

Noncurrent liabilities:
Credit facility	2,500	-
Asset retirement obligations	7,706	13,083
Long-term lease obligation	206	415

Total noncurrent liabilities	10,412	13,498

Total liabilities	16,435	25,466

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 authorized; 34,405,143 and 27,903,197 shares issued and outstanding as of December 31, 2025 and 2024, respectively	345	279
Additional paid-in capital	235,762	221,460
Accumulated deficit	(211,912)	(197,538)

Total shareholders’ equity	24,195	24,201

Total liabilities and shareholders’ equity	$40,630	$49,667

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2025 and 2024

(in thousands, except share and per share amounts)

	2025	2024

Revenue:
Oil	$6,378	$18,165
Natural gas and liquids	975	2,454
Total revenue	7,353	20,619

Operating expenses:
Lease operating expenses	5,174	11,160
Gathering, transportation, and treating	59	205
Production taxes	539	1,213
Depreciation, depletion, accretion, and amortization	3,607	8,254
Impairment of oil and natural gas properties	3,628	11,918
Exploration Expense	230	369
General and administrative expenses	8,064	8,197
Loss on sale of assets	411	4,978
Total operating expenses	21,712	46,294

Operating loss	(14,359)	(25,675)

Other income (expense):
Commodity derivative gain, net	-	537
Interest expense, net	(208)	(442)
Other income (expense), net	199	(33)
Total other income (expense)	(9)	62

Net loss before income taxes	$(14,368)	$(25,613)
Income tax (expense) benefit	(6)	(20)
Net loss	$(14,374)	$(25,633)
Basic and diluted weighted average shares outstanding	33,820,394	26,720,295
Basic and diluted loss per share	$(0.43)	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2025 and 2024

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023	25,333,870	253	218,403	(171,904)	$46,752
Shares issued for acquired properties	2,600,000	26	2,652	-	2,678
Shares issued to employees and directors	710,104	7	(7)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(124,177)	(1)	(131)	-	(132)
Share repurchases	(616,600)	(6)	(724)	-	(730)
Stock-based compensation	-	-	1,268	-	1,268
Net loss	-	-	-	(25,633)	(25,633)

Balances, December 31, 2024	27,903,197	279	$221,460	$(197,538)	$24,201
Shares issued for acquisition of industrial gas properties	1,400,000	14	2,618	-	2,632
Shares issued to employees and directors	1,086,015	11	(10)	-	1
Shares withheld to settle tax withholding obligations for restricted stock awards	(245,810)	(2)	(373)	-	(375)
Shares sold in underwritten offering, net of offering costs $899,099	4,871,400	49	11,828	-	11,877
Shares issued as part of private placement equity raise	223,141	2	268	-	270
Shares repurchased	(197,400)	(2)	(314)	-	(316)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Stock-based compensation	-	-	1,853	-	1,853
Net Loss	-	-	-	(14,374)	(14,374)

Balances, December 31, 2025	34,405,143	$345	$235,762	$(211,912)	$24,195

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2025 and 2024

(in thousands)

	2025	2024

Cash flows from operating activities:
Net loss	$(14,374)	$(25,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	3,607	8,254
Impairment of oil and natural gas properties	3,628	11,918
Deferred income taxes	-	(16)
Total commodity derivatives gains, net	-	(537)
Commodity derivative settlements received	-	2,381
(Gains) losses on marketable equity securities	(15)	33
Loss on sale of assets	411	4,978
Amortization of debt issuance costs	104	49
Stock-based compensation	1,853	1,268
Right of use asset amortization	173	165
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	844	1,038
Other assets	198	(89)
Accounts payable and accrued liabilities	(1,994)	1,207
Accrued compensation and benefits	(796)	148
Revenue and royalties payable	(485)	(21)
Payments on operating lease liability	(196)	(182)
Settlements of asset retirement obligations	(96)	(374)

Net cash (used in) provided by operating activities	(7,138)	4,587

Cash flows from investing activities:
Acquisition of industrial gas properties	(2,128)	(2,578)
Industrial gas properties capital expenditures	(9,863)	(3,908)
Oil and natural gas capital expenditures	(86)	(1,415)
Proceeds from sale of oil and natural gas properties, net	194	13,541
Sale of real estate and other, net	-	128

Net cash (used in) provided by investing activities:	(11,882)	5,768

Cash flows from financing activities:
Borrowings on credit facility	2,500	2,000
Payments on credit facility	-	(7,000)
Payments on insurance premium finance note	-	(62)
Debt and equity financing costs	(386)	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(375)	(133)
Related party share repurchase	(1,574)	-
Proceeds from underwritten offering	11,877	-
Repurchases of common stock	(316)	(788)

Net cash provided by (used in) financing activities	11,726	(5,983)

Net (decrease) increase in cash and equivalents	(7,294)	4,372

Cash and equivalents, beginning of year	7,723	3,351

Cash and equivalents, end of year	$429	$7,723

The accompanying notes are an integral part of these consolidated financial statements. Please see Note 15- Supplemental Disclosures of Cash Flow Information

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (and its wholly-owned subsidiaries), are referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company is incorporated in the State of Delaware and its principal business activities are focused on the acquisition, exploration and development of industrial gas and oil and natural gas properties in the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of proved oil and natural gas properties, and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

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

Industry Segment and Geographic Information

The Company operates primarily in the exploration and production segment of the oil and gas industry, conducting onshore operations within the United States. All current revenues are derived from the production and sale of oil and natural gas.

In addition, the Company has commenced development activities related to industrial gas assets. These activities are currently in the development stage and have not yet generated revenues. Development activities primarily consist of resource evaluation, permitting, engineering and related capital expenditures.

The Company manages its operations as a single reportable segment under ASC 280 Segment Reporting. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. While industrial gas development costs and capital expenditures are tracked separately for internal project management purposes, such activities do not currently constitute a separate operating segment, as discrete operating results are not reviewed by the CODM and no revenues have been generated.

The Company’s principal oil and natural gas properties and operations are located in:

●	The Rockies region (Montana and Wyoming)
●	The Mid-Continent region (Oklahoma and North and East Texas)
●	West Texas, South Texas, and the Gulf Coast region

The CODM evaluates performance primarily based on operating income (loss), defined as revenues less lease operating expenses. Other significant items reviewed include total assets, depreciation, depletion and amortization (“DD&A”), general and administrative expense, gain or loss on derivative activity, interest expense and income tax expense (benefit). These amounts are presented in the Consolidated Balance Sheets and Consolidated Statements of Operations.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the federal deposit insurance limits as of December 31, 2025 and 2024. The Company maintains its cash and cash equivalents in the form of checking accounts or short-term investments with financial institutions that it believes are creditworthy.  The Company's checking accounts are with the same financial institution as its credit facility.

Oil and Natural Gas Receivables

The Company’s oil and natural gas sales receivables consist of receivables from purchasers of the Company’s operated oil, natural gas, and natural gas liquids (“NGLs”) sales. Generally, the Company’s oil, natural gas and NGL sales receivables from operated properties are collected within one month. The Company also has joint operating agreements as a non-operator of oil and natural gas properties. Generally, receivables, if any, from the joint interest operator are collected within one to three months. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses as appropriate given relevant facts and circumstances. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. Receivables are not collateralized. For the year ended December 31, 2025, the Company recognized $280 thousand of expense related to its joint interest accounts receivable, increasing the allowance for credit losses to $380 thousand as of December 31, 2025 from $100 thousand as of December 31, 2024.  No write offs, recoveries, or other adjustments were recorded in 2025 or 2024. The balance of the oil and natural gas sales receivable reported on the Consolidated Balance Sheets is comprised entirely of receivables associated with sales under contracts with customers.

Concentration of Credit Risk

The Company has exposure to credit risk in the event of nonpayment of oil and natural gas receivables by purchasers of the Company’s share of oil and natural gas production and its operated production. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Year Ended
	December 31,
Purchaser	2025	2024
Purchaser A	54%	27%
Purchaser B	15%	27%
Purchaser C	6%	4%

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities but does not include any costs related to production, general corporate overhead or similar activities.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center are subject to depreciation, depletion and amortization (“DD&A”) using the equivalent unit-of-production method, based on total proved oil and natural gas reserves. For consolidated financial statement presentation, DD&A includes accretion expense related to asset retirement obligations. Cost associated with unevaluated properties, if any, are excluded from amounts subject to DD&A.

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

Divestitures

For divestitures involving oil and natural gas assets included in the full cost pool, the Company evaluates if a given divestment has a significant impact to either our reserves volumes or the full cost pool unit-of-production depletion rate.  If a divestiture has a significant impact to reserves volumes or the full cost pool depletion rate, the Company will consider if recognizing a gain or loss on the transaction is appropriate.  If a divestiture does not have a significant impact to reserves volumes or the full cost pool depletion rate, the Company records proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized on the Consolidated Statements of Operations.  Relief of any associated asset retirement obligation is also recorded to the full cost pool. Revenues and expenditures are recorded following our standard accounting policies until the divestment closes.

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

Derivative Financial Instruments

The Company periodically enters into commodity derivative instruments to mitigate a portion of its exposure to oil price volatility for its expected future oil production. The Company does not designate commodity derivative contracts as fair value or cash flow hedges, and therefore the contracts do not qualify for hedge accounting treatment. Changes in fair value of derivative contracts are recorded in the Consolidated Statement of Operations in other income (expense). The fair value of derivative contracts is recorded as either an asset or a liability on the Consolidated Balance Sheet.

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

Reclassification

Certain prior-year amounts have been reclassified to conform to the current-year presentation. For the year ended December 31, 2024, the Company reclassified approximately $369 thousand of acquisition costs to exploration expense within Operating expenses. This reclassification had no impact on total operating expenses, net income, cash flows, or stockholders’ equity.

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

Additionally, the Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards, and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance for any tax benefits that, based on current circumstances, are considered more likely than not they will not be realized.  As of  December 31, 2025 and 2024, management did not believe it was more likely than not that such a tax benefit would be realized and as such, a valuation allowance has been recorded. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2025.

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

Correction of Immaterial Errors

The Company identified two immaterial errors related to the over accrual of commitment fees on its credit facility in 2024 and production taxes in 2024 and earlier periods.  The errors resulted in an overstatement of operating expenses, interest expense and Accumulated Deficit and the understatement of Other income (expense). The Company concluded the errors were not material to any previously issued financial statements including previously issued interim financial statements.

Accordingly, the Company revised the 2024 comparative financial statement amounts presented herein and recorded the cumulative effect of periods prior to 2024 as an adjustment to beginning retained deficit as of December 31, 2023.

Impact of Immaterial Error Corrections

The following table summarizes the impact of the corrections (in thousands):

	As Previously Reported	Adjustment for	Adjustment for	As Revised
	2024	Production Tax	Commitment Fee	2024
Production taxes	$1,276	$(63)	$-	$1,213
Total operating expense	46,357	(63)	-	46,294
Interest expense, net	(530)	-	88	(442)
Total other income (expense)	(26)	-	88	62
Net loss before income taxes	25,764	63	88	25,613
Accumulated deficit, December 31, 2023	(172,134)	318	-	(171,816)
Accumulated deficit, December 31, 2024	(197,918)	381	-	(197,538)
Accounts payable and accrued liabilities	5,466	(381)	-	5,086
Total current liabilities	12,348	(381)	-	11,968

2. ACQUISITIONS AND DIVESTITURES

Acquisition of Industrial Gas Acreage

On January 7, 2025, we entered and simultaneously closed the transactions contemplated by, a purchase and sale agreement, with Synergy Offshore LLC (“Synergy”). Synergy is controlled by Mr. Duane H. King, a member of the Board of Directors of the Company, who serves as the Chief Executive Officer and Manager of Synergy, and John A. Weinzierl, the Company’s Chairman, who was then an approximate sixty percent beneficial owner of Synergy.

We acquired approximately 24,000 net operated acres located across the Kevin Dome structure in Toole County, Montana, including all leases, wells, rights and interests in, under or derived from the acquired acreage subject to Synergy retaining an undivided twenty percent (20%) of Synergy’s right title and interest in the property.

Consideration for the transaction consisted of the following:  (a) $2.0 million in cash, subject to customary adjustments; (b) 1,400,000 shares of the Company’s common stock; (c) a carried working interest whereby the Company agreed to cover and pay for 100% of Synergy’s costs attributable to the Synergy acreage, until the earlier of (i) 78 months from the closing date; or (ii) the date the total costs associated therewith total $20 million; (d) our agreement to pay Synergy 18% of the cash amounts we actually realize from any  law or regulation from our sequestration of carbon oxides or similar substances derived directly from an agreed area of mutual interest including Synergy’s acreage; and (e) our agreement to pay Synergy 18% of any gain we may receive in connection with the sale of the future, first, gas processing plant located on Synergy’s acreage. Total consideration was $4.9 million. The transaction was accounted for as an asset acquisition.

Amount
(in thousands)
Amounts incurred as of the closing date:
Cash	$2,000
Value of 1,400,000 shares issued	2,632
Transaction costs	325
Total consideration paid	$4,957

Allocation to acquired assets:
Unproved industrial gas properties	$4,957

On June 26, 2024, the Company entered into and closed the transactions contemplated by, a purchase and sale agreement with Wavetech Helium ("Wavetech" and the "Purchase Agreement"). Pursuant to the Purchase Agreement, effective June 1, 2024, the Company acquired 82.5% of Wavetech's rights under a farmout agreement for approximately 144,000 net acres located across the Kevin Dome Structure in Toole County, Montana (the "Assigned Rights"). The Assigned Rights vest upon the drilling of two wells on the property. As of December 31, 2025, the Company had completed its drilling commitment on the property. In consideration for the Assigned Rights, the Company paid Wavetech $2.0 million in cash and 2.6 million shares of restricted common stock, which were valued at $2.7 million on June 26, 2024. In addition, prior to the closing of the Purchase Agreement, the Company incurred $0.4 million of transaction costs related to the acquisition of the Assigned Rights. Additionally, the Company agreed to be responsible for 100% of capital costs, including costs related to project exploration, appraisal, development drilling and completion until $20.0 million has been incurred related to Wavetech's 17.5% interest. The Company accounted for the acquisition of the Assigned Rights as an asset acquisition.

Divestitures

During the year ended December 31, 2025, the Company closed on two oil and natural gas property divestments, in Wyoming and in West Texas, for total net proceeds of $0.6 million.  Relief of the associated asset retirement obligations for the properties divested was $5.6 million. The Company recorded the proceeds, net of transaction costs and final settlement adjustments, along with the associated asset retirement obligations to the full cost pool, with no gain or loss recognized in the Consolidated Statement of Operations.

During the year ended December 31, 2024, the Company closed several divestment transactions of its oil and natural gas properties for total net proceeds of $14.0 million before transaction costs of $0.4 million. Relief of the associated asset retirement obligations for the properties divested was $5.4 million. The divestitures included several individual divestitures of wells in Garza, Karnes and Archer County, Texas, Sumner and Pratt County, Kansas, Kay County, Oklahoma and Lea County, New Mexico. The net proceeds from these transactions totaled $7.2 million. These divestitures did not have a significant impact to reserves volumes or the full cost pool depletion rate. As such, the Company recorded the proceeds, net of transaction costs and purchase price adjustments, to the full cost pool, with no gain or loss recognized in the Consolidated Statement of Operations. In addition, on December 31, 2024, the Company closed on the sale of properties in Anderson, Henderson and Liberty County, Texas. This divestiture represented 36% of the reserve volumes and 30% of the reserve value at the date of the divestment, and as such, the Company considered this a significant divestiture and recognized a $5.0 million loss on the sale of the properties in the Consolidated Statement of Operations for the year ended December 31, 2024.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company disaggregates its share of revenue from the sale of oil, natural gas and natural gas liquids by region as follows:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Revenue:
Rockies
Oil	$5,099	$7,366
Natural gas and liquids	178	189
Total	5,277	7,555

West Texas, South Texas, and Gulf Coast
Oil	754	5,276
Natural gas and liquids	16	117
Total	770	5,393

Mid-Continent
Oil	525	5,523
Natural gas and liquids	781	2,148
Total	1,306	7,671

Total revenue	$7,353	$20,619

4. LEASES

The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Right of use asset
Operating lease	$356	$528
Lease liability
Current lease obligation	210	196
Long-term lease obligation	206	415
	$416	$611

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Following are the amounts recognized as components of rental expense for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Operating lease cost	$218	$213
Short-term lease cost	118	426
Total lease costs	$336	$639

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

	As of December 31,
	2025	2024

Weighted average lease term (years)	1.9	2.9
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of December 31, 2025 are presented in the following table:

December 31, 2025
(in thousands)
2026	$224
2027	210
Total future lease payments	$434
Less: imputed interest	(18)
Total lease liability	$416

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Unevaluated Properties

As of  December 31, 2025 and 2024, the Company had no unevaluated oil and natural gas properties.

Ceiling Test and Impairment

For the year ended December 31, 2025 and 2024, the Company recorded $3.6 million and $11.9 million, respectively, of ceiling test write-downs of its oil and natural gas properties. The impairment resulted from declines in commodity prices used in the ceiling test calculation and reduced the carrying value of oil and natural gas properties.

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of December 31, 2025, the Company used $65.34 per barrel for oil and $3.39 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. In the calculation of the ceiling test as of December 31, 2024, the Company used $75.48 per barrel for oil and $2.13 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used for both years was 10%.

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

On September 16, 2025, effective August 1, 2025, the Company entered into a First Amendment to Credit Agreement and Limited Waiver ("Amendment") with FirstBank, as administrative agent for the lenders party thereto, and such lenders. Significant revisions made to the Credit Amendment as a result of the Amendment include extending the maturity date of amounts owed from January 5, 2026 to May 31, 2029, lowering the borrowing base from $20 million to $10 million and deferring the next test period for the ratio of total debt to EBITDAX to March 31, 2026. During 2025, the Company expensed $53 thousand of remaining capitalized deferred financing costs associated with the Credit Agreement and capitalized $60 thousand of deferred financing costs attributable to the Amendment.

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until May 31, 2029, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). In addition, there is a fee on the unused borrowing commitment of 0.5%.

Interest charges recognized on the Credit Agreement, excluding debt issuance cost amortization and the fee for the unused commitment, and the weighted average interest rates for the years ended December 31, 2025 and 2024 are presented in the following table:

	December 31,
	2025	2024
	(in thousands)
Interest charges	$26	$309
Weighted average interest rate	7.8%	9.2%

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

There were no derivative contracts outstanding as of December 31, 2025 and 2024.  During 2024, the Company settled all of its outstanding commodity derivative contracts for 2024 and 2025 production, receiving $1.8 million in settlement proceeds.

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

The following table summarizes the components of the commodity derivative settlement gain (loss) as well as the components of the net derivative loss line-item presentation in the accompanying Consolidated Statements of Operations:

	December 31,
	2025	2024
	(in thousands)
Commodity derivative settlement gains (losses):
Oil contracts	$-	$2,381

Total derivative settlement gains (losses)	$-	$2,381

Total net commodity derivative gains (losses):
Oil contracts	$-	$537

Total net commodity derivative gains (losses)	$-	$537

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance, beginning of year	$14,083	$18,490
Acquired	26	2
Cost and life revisions	(1,304)	(150)
Settlements	(232)	(374)
Liabilities related to disposition	(5,571)	(5,435)
Accretion	1,004	1,550
Balance, end of year	$8,006	$14,083

Asset retirement obligations - current	$300	$1,000
Asset retirement obligations - noncurrent	7,706	13,083
Balance, end of year	$8,006	$14,083

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

10. SHAREHOLDERS’ EQUITY

At December 31, 2025 and 2024, the Company had 245,000,000 common stock shares authorized. In addition, at December 31, 2025 and 2024, the Company had 5,000,000 authorized but unissued shares of preferred stock.

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal”), providing a discretionary equity facility of up to $25.0 million.  Beginning December 1, 2025, the Company may, at its option over 24 months from the date the resale registration is declared effective and certain other conditions are met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. The facility is capped at 19.99% of outstanding shares of the Company’s common stock as of the date of the Company’s entry into the Common Stock Purchase Agreement, absent shareholder approval or satisfaction of the Nasdaq pricing exemption and includes a 4.99% beneficial-ownership blocker. As consideration, the Company paid a $25 thousand structuring fee, issued 223,141 shares of common stock as a partial commitment fee (valued at $270,000)(the “Stock Commitment Fee”), agreed to a $180 thousand cash commitment fee, and to reimburse legal fees. Proceeds, if any, are expected to be used for working capital and general corporate purposes. Under the Purchase Agreement, the Company may be required to make a cash “make-whole” payment of up to $270,000 (the value of the Stock Commitment Fee”) if, under certain conditions, Roth Principal receives less than $270,000 in total cash proceeds from the resale of such shares before certain specified dates. In such a case, Roth Principal would return to the Company for cancellation any unsold commitment shares. The Company did not issue any shares under the committed equity facility in 2025.

Equity Issuance

On January 22, 2025, the Company entered into an underwriting agreement for the offering of 4,871,400 shares of common stock, at a price to the public of $2.65 per share (such offering, the “Offering”).

The sale of 4,871,400 shares of common stock (including the full 635,400 over-allotment option) in connection with the Offering, closed on January 23, 2025. The Company generated approximately $11.9 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and offering costs payable by us, and has used and plans to continue to use such proceeds for the development of its recent acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management used $1.574 million from the over-allotment option exercise to purchase shares of common stock from Sage Road Capital, LLC (whose co-manager, Joshua L. Batchelor, was a then member of the Board of Directors of the Company) and its affiliates at a price equal to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

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

For the years ended December 31, 2025 and 2024, there was no compensation expense related to stock options. As of December 31, 2025 and 2024, all stock options had vested. The had stock options to purchase 16.5 thousand and 22.2 thousand shares of common stock with an average exercise price of $ 10.00 and $30.48 as of  December 31, 2025 and 2024. The remaining term is approximately 1.8 years. The options had de minimis intrinsic values for the periods reported.

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

The following table presents the changes in non-vested, time-based restricted stock awards to all employees and directors for the year ended December 31, 2025:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	per Share

Non-vested restricted stock at December 31, 2024	1,450,695	$1.41
Granted	1,140,000	$2.03
Vested	(1,086,015)	$1.56
Modifications (accelerated vesting)	-	$-
Forfeited	(76,000)	$2.03
Non-vested restricted stock at December 31, 2025	1,428,680	$2.03

The following table presents the stock compensation expense related to restricted stock grants for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Stock compensation expense	$1,853	$1,268

Total compensation cost related to non-vested time-based awards not yet recognized in the Company’s Consolidated Statements of Operations as of December 31, 2025 is $841 thousand. This cost is expected to be recognized over a weighted average period of 1.46 years. As of  December 31, 2025, the Company had 4,201,742 shares available for issuance under its 2022 Stock Incentive Plan.

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

The following table presents the activity for the share repurchase program for the years ended  December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands except per share amounts)
Shares repurchased	197	617
Weighted average price per share	$1.604	$1.183
Value of shares repurchased	$316	$730

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

11. INCOME TAXES

Adoption of ASU 2023-09

The Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2025. The amendments expand the Company’s income tax disclosure requirements but do not impact its consolidated financial position, results of operations, or cash flows.

Components of Income Tax Expense

The components of the income tax provision for the years ended  December 31, 2025 and 2024 are as follows:

	2025	2024
	(in thousands)
Current:
Federal	$-	$-
State	6	36
Total current income tax	$6	$36

Deferred:
Federal	$-	$456
State	-	(472)
Total deferred income taxes	$-	$(16)

Total income tax expense (benefit)	$6	$20

Rate Reconciliation

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended  December 31, 2025 and 2024 ($ in thousands):

	2025	%	2024	%
Reconciling Item
Pretax income (loss)	(14,368)	0.0%	$(25,613)	0.0%
Tax at U.S. federal statutory rate (21%)	(3,032)	21.0%	(5,410)	21.0%
State income taxes, net of federal benefit	5	1.7%	(444)	1.6%
Tax credits	-	0.0%	-	0.0%
Foreign tax effects	-	0.0%	-	0.0%
Effects of tax law changes	-	0.0%	-	0.0%
Nondeductible expenses	93	0.6%	155	0.7%
Changes in valuation allowance	2,911	22.1%	5,705	20.1%
Changes in unrecognized tax benefits	-	0.0%	-	0.0%
Other, net	28	0.0%	13	-0.9%

Income tax expense (benefit)	$6	0.1%	$20	-2.7%

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to changes in valuation allowance, state income taxes, and nondeductible expenses. The Company does not have foreign operations, tax credit activity, or uncertain tax positions that materially impact the effective tax rate.

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryover	$13,613	$9,787
Property and equipment	7,808	6,781
Percentage depletion and contribution carryovers	2,007	1,988
Deferred compensation liability	9	188
Asset retirement obligations	1,843	3,215
Stock-based compensation	408	379
Lease obligations	94	138
Other	218	220

Total deferred tax assets	26,000	22,695

Deferred tax liabilities:
Lease assets	(81)	(119)

Total deferred tax liabilities	(81)	(119)

Net deferred tax assets	25,919	22,576
Less valuation allowance	(25,919)	(22,576)

Net deferred tax liability	$-	$-

Cash Taxes Paid

Cash paid for income taxes was as follows for the years ended  December 31, 2025 and 2024 (in thousands):

	2025	2024
	(in thousands)
Jurisdiction:
Federal	-	-
State	-	17
Foreign	-	-

Total Cash Taxes Paid	$-	$17

The Company has no foreign operations.

Other Disclosures

As of December 31, 2025, the Company has approximately $28.1 million in net operating loss carryovers for federal income tax purposes. Net operating losses incurred prior to January 5, 2022 are subject to an Internal Revenue Code (IRC) Section 382 limitations due to a change of control on that date.

The Company also has approximately $10.6 million of realized built-in loss ("RBIL") carryovers that carry forward indefinitely subject to annual limitations.

The Company recognizes, measures, and discloses uncertain tax positions under the “more-likely-than-not” threshold. The Company has no uncertain tax positions.

The Company files income tax returns in U.S. federal and multiple state jurisdictions. It is generally not subject to federal tax examinations for years prior to 2021 and remains open for various state tax examinations for tax years 2020 and later.

12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net income (loss) per common share is calculated by dividing adjusted net income (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and unvested shares of restricted common stock, which are measured using the treasury stock method. When the Company recognizes a net loss, as was the case for the years ended December 31, 2025 and 2024, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2025 and 2024:

	2025	2024
	(in thousands except per share data)
Net income (loss) attributable to common shareholders	$(14,374)	$(25,633)

Basic weighted-average common shares outstanding	33,820	26,720
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	33,820	26,720

Basic net loss per share	$(0.43)	$(0.96)
Diluted net loss per share	$(0.43)	$(0.96)

For the years ended December 31, 2025 and 2024, potentially dilutive securities were excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2025	2024
	(in thousands)
Stock options	17	22
Unvested shares of restricted stock	1,429	1,451

Total	1,446	1,473

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

	December 31,
	2025	2024

Number of shares owned	32,282	2,421,180
Quoted market price	$5.14173	$0.06256
Share value	$165,985	$151,475
Estimated cost to sell shares	(20,000)	(20,000)
Fair Value	$145,985	$131,475

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Prepaid expense	$164	$119
Joint interest billings receivable, net of allowance of $380 and $100 as of December 31, 2025 and 2024, respectively	(31)	378
Income tax receivable	28	28
Deferred offering costs	776	-
Other	19	47

Total other current assets	$956	$572

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Accounts payable	$837	$2,197
Operating expense accruals	499	2,417
Interest payable	26	172
Production taxes payable	95	653
Other	81	27

Total accounts payable and accrued expenses	$1,538	$5,466

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Cash paid for interest	$26	$605

Investing activities:
Change in capital expenditure accruals	(1,554)	(165)
Common stock issued for acquisition of properties	2,632	2,678
Asset retirement obligations (acquired, revisions, sold, and plugged wells)	(6,985)	(5,957)
Financing activities:
Shares issued for underwriter fee	270	-
Accrued costs of financing	180	-

16. SUBSEQUENT EVENTS

Committed Equity Facility

Subsequent to  December 31, 2025 and through March 15, 2026, the Company has issued 8.5 million shares generating proceeds of $9.3 million after underwriter commissions.

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

We expect to record a write-down of our oil and natural gas properties in the first quarter of 2026 due to lower commodity prices used in the calculation of the ceiling test as higher first quarter 2025 commodity prices will be removed from the ceiling test calculation and replaced with what we expect to be lower first quarter 2026 commodity prices. Depending on actual commodity prices, estimated price differentials, lease operating costs, revisions to reserve estimates, and the amount and timing of capital expenditures, the write-down could be approximately $0.5 million to $1.5 million in the first quarter of 2026.

17. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Capitalized Costs Incurred

The capitalized costs incurred in crude oil and natural gas acquisitions, exploration and development activities for the years ended December 31, 2025 and 2024 are provided in the table below:

	2025	2024
	(in thousands)
Proved property acquisition	$-	$-
Development (1)	-	1,213
Exploration	-	-

Total	$-	$1,213

(1)	Includes amounts related to estimated asset retirement obligations of $0.0 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

Net Capitalized Costs

The following table presents the Company’s capitalized costs associated with oil and natural gas producing activities as of December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Oil and Natural Gas Properties:
Evaluated properties in full cost pool (1)	132,459	142,029
Less accumulated depletion (2)	(117,237)	(112,958)

Net capitalized costs	$15,222	$29,071

(1)	Depletion expense was $2.3 million ($21.89 per barrels of oil equivalent (BOE) and $6.4 million ($19.64 per BOE) for the years ended December 31, 2025 and 2024, respectively.

Results of Operations from oil and natural gas producing activities

The following table includes revenues and expenses associated with the Company’s oil and gas producing activities. It does not include any allocation of the Company’s interest costs or general corporate overhead and therefore, it is not necessarily indicative of the contribution to net earnings of the Company’s oil and gas operations. Income tax expense has been calculated by applying statutory income tax rates to oil and gas sales after deducting costs, including DD&A, and giving effect to permanent differences. Presented below are the results of operations from oil and natural gas producing activities for the years ended December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Oil and natural gas sales	$7,353	$20,619
Lease operating expense	(5,174)	(11,160)
Gathering, treating, and transportation costs	(59)	(205)
Production taxes	(539)	(1,213)
Depletion	(2,261)	(6,369)
Income tax (expense) benefit	(6)	(20)

Results of operations from oil and natural gas producing activities	$(686)	$1,652

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

Proved oil and natural gas reserve quantities at  December 31, 2025 and 2024 and the related discounted future net cash flows before income taxes are based on the estimates prepared by On Point Resources. The estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. All of the Company’s estimated proved reserves are located in the United States.

As of December 31, 2025 and 2024, the Company had no proved undeveloped reserves. All proved reserves were proved developed producing.

The Company’s estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below for the years ended December 31, 2025 and 2024:

	2025		2024
	Oil	Gas	Oil	Gas
	(bbls)	(mcfe) (1)	(bbls)	(mcfe) (1)

Total proved reserves:
Reserve quantities, beginning of year	1,592,306	2,306,915	3,182,861	10,082,386
Revisions of previous estimates	(120,898)	220,809	(515,318)	(2,546,079)
Discoveries and extensions	-	-	-	-
Purchases of minerals in place	-	-	-	-
Sale of minerals in place	(271,457)	(27,997)	(819,071)	(4,271,067)
Production	(112,797)	(311,729)	(256,166)	(958,325)

Reserve quantities, end of year	1,087,155	2,187,999	1,592,306	2,306,915

(1)	Mcf equivalents (Mcfe) consist of natural gas reserves in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

Notable changes in proved reserves for the years ended  December 31, 2025 and 2024 included the following:

●

Downward oil revisions in 2025 and 2024 primarily represent revisions due to a decrease in SEC pricing, which resulted in shortening the economic lives of certain properties. Upward gas revisions in 2025 primarily represent revisions due to an increase in SEC pricing.

●	Sales of minerals in place in 2025 and 2024 represent reserves associated with properties sold during each respective year. Please see Note 2-Acquisitions and divestitures.

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

	2025	2024

Oil per Bbl	$65.34	$75.48
Gas per Mmbtu	$3.39	$2.13

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

The standardized measure of discounted future net cash flows relating to the Company’s proved oil and natural gas reserves is as follows as of December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Future cash inflows	$71,278	$117,237
Future cash outflows:
Production costs	(35,496)	$(63,555)
Development costs	(9,988)	(28,142)
Income taxes	-	-

Future net cash flows	25,794	$25,540
10% annual discount factor	(9,066)	(1,714)

Standardized measure of discounted future net cash flows	$16,728	$23,826

Changes in Standardized Measure (Unaudited)

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
	(in thousands)
Standardized measure, beginning of year	$23,826	$60,282
Sales of oil and natural gas, net of production costs	(1,581)	(7,978)
Net changes in prices and production costs	(4,829)	(1,303)
Changes in estimated future development costs	3,017	1,788
Sale of minerals in place	(3,577)	(23,116)
Revisions in previous quantity estimates	(1,089)	(14,188)
Previously estimated development costs incurred	231	374
Net changes in income taxes	-	2,611
Accretion of discount	2,499	6,073
Changes in timing and other	(1,770)	(717)

Standardized measure, end of year	$16,727	$23,826

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

(b) Exhibits. The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated January 22, 2025, by and between U.S. Energy Corp. and Roth Capital Partners, LLC	8-K	000-06814	1.1	1/23/2025
3.1	Certificate of Transfer, filed with the Secretary of State of Wyoming on August 3, 2022, and effective on August 3, 2022	8-K	000-06814	3.4	8/3/2022
3.2	Certificate of Conversion, filed with the Secretary of State of Delaware and effective August 3, 2022	8-K	000-06814	3.1	8/4/2022
3.3	Certificate of Incorporation of U.S. Energy Corp, Delaware, filed with the Secretary of State of Delaware and effective, August 3, 2022	8-K	000-06814	3.2	8/4/2022
3.4	Amended and Restated Bylaws of U.S. Energy Corp, Delaware, effective August 3, 2022	8-K	000-06814	3.3	8/4/2022
3.5	Wyoming Certificate of Transfer, effective August 3, 2022	8-K	000-06814	3.4	8/4/2022
4.1	Description of Securities of the Registrant	10-K	000-06814	4.1	4/13/2023
10.1†	U.S. Energy Corp. Amended and Restated 2012 Equity Performance and Incentive Plan	8-K	000-06814	10.1	6/10/2020
10.2†	Form of Grant to the 2012 Equity and Performance Incentive Plan	10-K	000-06814	10.5.1	3/18/2013
10.3†	Form of 2012 Equity and Performance Plan Option Agreement between U.S. Energy Corp. and its directors	10-K	000-06814	10.8(i)	3/28/2018
10.4†	Form of 2012 Equity and Performance Plan Incentive Option Agreement between U.S. Energy Corp. and its executive officers	10-K	000-06814	10.8(j)	3/28/2018
10.5†	U.S. Energy Corp. 2021 Equity Incentive Plan	8-K	000-06814	10.1	6/29/2021

10.6†	Form of Stock Option Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.2	12/10/2021
10.7†	Form of Restricted Stock Grant Agreement (2021 Equity Incentive Plan)	S-8	333-261600	10.3	12/10/2021
10.8	Registration Rights Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.1	1/10/2022
10.9	Nominating and Voting Agreement dated January 5, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC and Synergy Offshore LLC	8-K	000-06814	10.2	1/10/2022
10.10	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	1/10/2022
10.11	Note dated January 5, 2022 in connection with January 5, 2022, Credit Agreement	8-K	000-06814	10.7	1/10/2022
10.12	Unconditional Guaranty dated January 5, 2022, by and between Firstbank Southwest and Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC	8-K	000-06814	10.8	1/10/2022
10.13	Security Agreement dated January 5, 2022, by and between U.S. Energy Corp., Energy One LLC, New Horizon Resources LLC and BOG – OSAGE, LLC and Firstbank Southwest	8-K	000-06814	10.9	1/10/2022
10.14	Intercreditor Agreement dated January 5, 2022, by and between Nextera Energy Marketing, LLC, each Swap Counterparty thereto, U.S. Energy Corp. and Firstbank Southwest	8-K	000-06814	10.1	1/10/2022
10.15	ISDA 2002 Master Agreement between Nextera Energy Marketing, LLC and U.S. Energy Corp., and related Schedule and form of Guaranty.	8-K	000-06814	10.11	1/10/2022
10.16†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(officer and employee awards – January 2022)	8-K/A	000-06814	10.12	1/21/2022
10.17†	Form of U.S. Energy Corp. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2021 Equity Incentive Plan)(non-executive director awards – January 2022)	8-K/A	000-06814	10.13	1/21/2022
10.18	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.19†	Amended and Restated Nominating and Voting Agreement dated September 1, 2022, by and between U.S. Energy Corp., Banner Oil & Gas, LLC, Woodford Petroleum, LLC, Llano Energy LLC, Lubbock Energy Partners LLC, Synergy Offshore LLC, King Oil & Gas Company, Inc., WDM Family Partnership, LP, and Katla Energy Holdings LLC	8-K	000-06814	10.1	9/16/2022
10.20†	Form of Officer and Director Indemnification Agreement	8-K	000-06814	10.1	9/2/2022
10.21†	U.S. Energy Corp. 2022 Equity Incentive Plan	8-K	000-06814	10.1	6/21/2022

10.22†	Form of Stock Option Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.2	9/2/2022
10.23†	Form of Restricted Stock Grant Agreement (2022 Equity Incentive Plan)	S-8	333-267267	4.3	9/2/2022
10.24†	May 5, 2022 Employment Agreement between U.S. Energy Corp. and Ryan L. Smith	8-K	000-06814	10.1	5/5/2022
10.25	Borrowing Base Increase Letter Agreement dated July 26, 2022, between U.S. Energy Corp. and Firstbank Southwest, as Administrative Agent	8-K	000-06814	10.3	7/28/2022
10.26†	Offer Letter dated June 1, 2023, by and between U.S. Energy Corp. and Mark Zajac	8-K	000-06814	10.2	6/5/2023
10.27†	Separation and Release Agreement, dated July 31, 2023, by and between U.S. Energy Corp. and Donald A. Kessel	8-K	000-06814	10.1	8/1/2023
10.28†	U.S. Energy Corp. Form of Restricted Stock Grant Agreement – Ryan L. Smith (170,000 shares grant – March 19, 2024) (2022 Equity Incentive Plan)	8-K	000-06814	10.1	3/21/2024
10.29	Purchase and Sale Agreement by and between New Horizon Resources LLC, as seller, and Warwick-Artemis, LLC, as buyer, dated July 9, 2024	8-K	000-06814	10.1	7/14/2024
10.30†	August 14, 2024, First Amended and Restated Employment Agreement between U.S. Energy Corp and Ryan L. Smith	8-K	000-06814	10.1	8/15/2024
10.31	Purchase and Sale Agreement dated December 12, 2024, by and between U.S. Energy Corp. and New Horizon Resources LLC, as seller, and 84 Resources Holdings, LLC, as buyer, December 12, 2024	8-K	000-06814	10.1	12/13/2024
10.32	Purchase and Sale Agreement dated January 7, 2025, by and between U.S. Energy Corp., as purchase and Synergy Offshore LLC, as seller	8-K	000-06814	10.1	1/10/2025
10.33	Share Repurchase Agreement dated January 27, 2025, by and between U.S. Energy Corp., and Banner Oil & Gas, LLC, Woodford Petroleum, LLC, and Sage Road Energy II, LP	8-K	000-06814	10.1	1/29/2025
10.34	First Amendment to Credit Agreement and Limited Waiver dated September 16, 2025, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the enders party thereto	8-K	000-06814	10.3	09/19/2025
10.35	Common Stock Purchase Agreement, dated as of October 9, 2025, by and between U.S. Energy Corp. and Roth Principal Investments, LLC	8-K	000-06814	10.1	10/9/2025
10.36	Registration Rights Agreement, dated as of October 9, 2025, by and between U.S. Energy Corp, and Roth Principal Investments, LLC	8-K	000-06814	10.2	10/9/2025
14.1†	Code of Ethics and Conduct	8-K	000-06814	14.1	8/5/2019
16.1	Letter from Plante & Moran, PLLC, dated June 15, 2023	8-K	000-06814	16.1	6/16/2023
19.1†	U.S. Energy Policy on Insider Trading	8-K	000-06814	19.1	3/13/2025
21.1*	Subsidiaries of the Registrant					X
23.1*	Consent of Independent Registered Public Accounting Firm (Weaver and Tidwell, L.L.P.)					X
23.2*	Consent of Reserve Engineer (On Point Resources, Inc.)					X
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	U.S. Energy Corp. Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation	10-Q	000-06814	10.2	11/13/2022
99.1	Reserve Report Summary (On Point Resources, Inc.)					X
99.2	Plan of Conversion of U.S. Energy Corp. (a Wyoming corporation) to U.S. Energy Corp. (a Delaware corporation), dated July 27, 2022 and effective August 3, 2022	8-K	000-06814	99.1	8/4/2022
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

**	Furnished herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

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

U.S. ENERGY CORP.

Date: March 13, 2026	By:	/s/ Ryan L. Smith
Ryan L. Smith, President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2026	By:	/s/ Ryan L. Smith
Ryan L. Smith, President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 13, 2026	By:	/s/ Mark L. Zajac
Mark L. Zajac, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2026	By:	/s/ John A. Weinzierl
John Weinzierl, Director

Date: March 13, 2026	By:	/s/ James W. Denny III
James W. Denny III, Director

Date: March 13, 2026	By:	/s/ Randall D. Keys
Randall D. Keys, Director

Date: March 13, 2026	By:	/s/ Duane H. King
Duane H. King, Director

Date: March 13, 2026	By:	/s/ D. Stephen Slack
D. Stephen Slack, Director