Form 10-Q
period 2026-03-31
US ENERGY CORP
filed 2026-05-07
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The registrant had 52,320,429 shares of its common stock, par value $0.01 per share, outstanding as of May 4, 2026.

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

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, under and incorporated by reference in, “Risk Factors”, below, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and equivalents	$10,451	$429
Oil and natural gas sales receivables	714	454
Marketable equity securities	168	146
Other current assets	1,158	956

Total current assets	12,491	1,985

Oil and natural gas properties under full cost method and industrial gas properties:
Evaluated properties	132,514	132,459
Less accumulated depreciation, depletion and amortization	(117,619)	(117,237)

Net oil and natural gas properties	14,895	15,222

Unproved industrial gas properties, not subject to amortization	26,974	22,479

Other Assets:
Property and equipment, net	275	318
Right-of-use asset	311	356
Other assets	245	270

Total other assets	831	944

Total assets	$55,191	$40,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,885	$1,592
Revenue and royalties payable	3,823	3,921
Asset retirement obligations	595	300
Current lease obligation	214	210

Total current liabilities	6,517	6,023

Noncurrent liabilities:
Credit facility	2,500	2,500
Asset retirement obligations	7,548	7,706
Long-term lease obligation, net of current portion	151	206

Total noncurrent liabilities	10,199	10,412

Total liabilities	16,716	16,435

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 52,320,429 and 34,405,143 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	523	345
Additional paid-in capital	253,049	235,762
Accumulated deficit	(215,097)	(211,912)

Total shareholders’ equity	38,475	24,195

Total liabilities and shareholders’ equity	$55,191	$40,630

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three months ended March 31, 2026 and 2025

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue:
Oil	$1,376	$1,770
Natural gas and liquids	228	423
Total revenue	1,604	2,193

Operating expenses:
Lease operating expenses	910	1,625
Production taxes	130	148
Depreciation, depletion, accretion and amortization	559	1,119
Exploration expense	101	-
General and administrative expenses	3,048	2,389
Total operating expenses	4,748	5,281

Operating loss	(3,144)	(3,088)

Other income (expense):
Interest expense, net	(63)	(47)
Other income, net	22	24
Total other (expense) income	(41)	(23)

Net loss before income taxes	$(3,185)	$(3,111)
Income tax expense	-	-
Net loss	$(3,185)	$(3,111)

Basic and diluted weighted average shares outstanding	40,065,555	32,724,922
Basic and diluted loss per share	$(0.08)	$(0.10)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND three months ended March 31, 2026 and 2025

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,538)	$24,201
Stock-based compensation	-	-	471	-	471
Shares issued for acquisition of industrial gas properties	1,400,000	14	2,618	-	2,632
Shares issued to employees and directors	851,515	9	(9)	-	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(203,281)	(2)	(322)	-	(324)
Shares sold in underwritten offering, net of offering costs $899,099	4,871,400	49	11,828	-	11,877
Share repurchased	(125,600)	(1)	(233)	-	(234)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Net loss	-	-	-	(3,111)	(3,111)
Balances, March 31, 2025	34,061,831	$342	$234,244	$(200,650)	$33,938

Balances, December 31, 2025	34,405,143	345	235,762	(211,912)	24,195
Stock-based compensation	-	-	446	-	446
Shares issued to employees and directors	735,514	7	(6)	-	1
Shares withheld to settle tax withholding obligations for restricted stock awards	(168,610)	(2)	(169)	-	(171)
Shares sold in underwritten offering, net of offering costs $714,195	8,800,000	88	7,998	-	8,086
Shares issued for committed equity facility, net of offering costs $199,238	8,548,382	85	9,018	-	9,103
Net loss	-	-	-	(3,185)	(3,185)
Balances, March 31, 2026	52,320,429	$523	$253,049	$(215,097)	$38,475

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended March 31, 2026 and 2025

(in thousands)

	2026	2025

Cash flows from operating activities:
Net loss	$(3,185)	$(3,111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, accretion, and amortization	559	1,119
Loss (gain) on marketable equity securities	(22)	66
Amortization of debt issuance costs	4	23
Stock-based compensation	446	471
Right-of-use asset amortization	45	42
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(260)	689
Accounts payable and accrued liabilities	200	(2,580)
Accrued compensation and benefits	(19)	(747)
Other operating assets and liabilities, net	(170)	(468)
Payments on operating lease liability	(51)	(48)

Net cash used in operating activities	(2,452)	(4,544)

Cash flows from investing activities:
Acquisition of industrial gas properties	-	(2,128)
Industrial gas capital expenditures	(4,383)	(277)
Oil and natural gas capital expenditures	(48)	(14)
Property and equipment expenditures	-	(3)

Net cash used in investing activities	(4,431)	(2,422)

Cash flows from financing activities:
Financing costs	(114)	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(170)	(324)
Repurchases of common stock	-	(234)
Related party share repurchase	-	(1,574)
Proceeds from underwritten offering	8,086	11,877
Proceeds from committed equity facility	9,103	-

Net cash provided by financing activities	16,905	9,745

Net change in cash and equivalents	10,022	2,779

Cash and equivalents, beginning of period	429	7,723

Cash and equivalents, end of period	$10,451	$10,502

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. and its wholly-owned subsidiaries are referred to as the “Company” in these Notes to Condensed Consolidated Financial Statements. The Company is incorporated in the State of Delaware and its principal business activities are focused on the acquisition, exploration and development of industrial gas and oil and natural gas properties in the United States.

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The Company’s significant accounting policies are also described in Note 1 in those Consolidated Financial Statements.   There have been no material changes to those policies during the three months ended March 31, 2026.

Our financial condition as of March 31, 2026, and operating results for the three months ended March 31, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

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

The Company’s principal oil and natural gas properties and operations are located in:

●	The Rockies region (Montana and Wyoming)
●	The Mid-Continent and Other region (Oklahoma and North and Texas)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disaggregation of certain expense captions presented on the face of the income statement, including further detail regarding the nature of expenses such as employee compensation, depreciation, and amortization. The guidance is intended to enhance transparency into the composition of an entity’s expenses.

The amendments in ASU 2024-03 are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.

The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures. The Company expects the adoption will result in expanded disclosures but does not anticipate a material impact on its results of operations, financial position, or cash flows.

Related Party Transaction

During the three months ended March 31, 2026, the Company entered into a consulting engagement with a related party, as defined under applicable accounting guidance. The related party relationship arises from the entity being controlled by a member of the Company’s board of directors. The Company engaged the related party to provide electrical infrastructure consulting services in connection with the development of its gas processing facility. For the three months ended March 31, 2026, the Company incurred approximately $25,000 in costs related to these services. The arrangement provides for a fixed fee of up to $50,000, and the Company believes the terms are customary and reasonable for similar services. The Company’s Audit Committee reviewed and approved the engagement in accordance with the Company’s related party transaction policy. As of March 31, 2026, no amounts were payable to the related party.

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

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region and the Mid-Continent and Other region for the three months ended March 31, 2026 and 2025, are presented in the following table:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Rockies
Oil	$1,320	$1,357
Natural gas and liquids	43	69
Total	$1,363	$1,426

Mid-Continent and Other
Oil	$56	$413
Natural gas and liquids	$185	$354
Total	$241	$767

Combined Total	$1,604	$2,193

Cumulative oil and natural gas divestitures have reduced production in the Company’s West Texas, South Texas and Gulf Coast region to an insignificant level during the three months ended March 31, 2026. Accordingly, revenues for these areas are included within the Mid-Continent region in the current period, and prior-period amounts have been reclassified to conform to the current presentation. For the three months ended March 31, 2025, oil and natural gas revenues attributable to the West Texas, South Texas and Gulf Coast region were $233 thousand and $10 thousand, respectively.

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Purchaser A	70%	46%
Purchaser B	7%	16%
Purchaser C	6%	8%

4. LEASES

The Company’s operating lease right-of-use asset and lease obligation are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets as of  March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Right-of-use asset	$311	$356
Lease liability
Current lease obligation	$214	$210
Long-term lease obligation	151	206
Total lease liabilities	$365	$416

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. The following are the amounts recognized as components of lease cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$49	$49
Short-term lease cost	25	25
Total lease costs	$74	$74

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of March 31,
	2026	2025
	(in thousands)
Weighted average lease term (years)	1.7	2.7
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of March 31, 2026 is presented in the following table:

March 31, 2026
(in thousands)
2026	$169
2027	210
Total lease payments	$379
Less: imputed interest	(14)
Total lease liability	$365

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2026, the Company used $63.31 per barrel for oil and $3.72 per one million British Thermal Units for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. No ceiling test write down was recorded for the three months ended March 31, 2026.

In the calculation of the ceiling test as of March 31, 2025, the Company used $74.52 per barrel for oil and $2.44 per one million British Thermal Units for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. No ceiling test write down was recorded for the three months ended March 31, 2025.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until May 31, 2029, when all outstanding amounts must be repaid. Interest on the outstanding amounts under the Credit Agreement will accrue at an interest rate equal to the greater of (i) the prime rate in effect on such day, and (ii) the Federal Funds rate in effect on such day (as determined in the Credit Agreement) plus 0.50%, and an applicable margin that ranges between 0.25% to 1.25% depending on utilization of the amount of the borrowing base (the “Applicable Margin”). In addition, there is a fee on the unused borrowing commitment of 0.5%. Interest expense from drawn balances recognized on the Credit Agreement and the weighted average interest rates for the three months ended March 31, 2026 and 2025 are presented in the following table:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest expense	$41	$-
Weighted average interest rate	6.5%	0.0%

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

As of  March 31, 2026 and December 31, 2025, the Company had no commodity derivative contracts outstanding.

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

9. SHAREHOLDERS’ EQUITY

As of March 31, 2026, and December 31, 2025, the Company had 245,000,000 common stock shares authorized.  In addition, as of March 31, 2026, and December 31, 2025, the Company had 5,000,000 authorized but unissued shares of preferred stock.

Equity Issuances

On March 10, 2026, the Company closed on an underwritten offering of 8,800,000 shares of common stock, at a price to the public of $1.00 per share generating $8.1 million net of underwriting discounts and offering expenses.

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

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal”), providing a discretionary equity facility of up to $25.0 million. Beginning December 1, 2025, the Company may, at its option over 24 months from the date the resale registration is declared effective and certain other conditions are met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. The facility is capped at 19.99% of outstanding shares of the Company’s common stock as of the date of the Company’s entry into the Common Stock Purchase Agreement, absent shareholder approval or satisfaction of the Nasdaq pricing exemption and includes a 4.99% beneficial-ownership blocker. As consideration, the Company paid a $25 thousand structuring fee, issued 223,141 shares of common stock as a partial commitment fee (valued at $270,000) (the “Stock Commitment Fee”), agreed to a $180 thousand cash commitment fee, and to reimburse legal fees. Proceeds, if any, are expected to be used for working capital and general corporate purposes.

During the three months ended March 31, 2026, the Company issued 8,548,382 shares under the Committed Equity Facility and generated $9.1 million in proceeds net of financing costs. As of March 31, 2026, the availability under the Committed Equity Facility is the lesser of $15.9 million or the issuance of 15,328,477 shares.

Stock Option Plans

The Company may grant stock options under its incentive plan covering shares of common stock to employees and directors of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

As of March 31, 2026 and 2025, stock options to purchase approximately 16.5 thousand shares of common stock were vested, with weighted-average exercise prices of $10.00. As of March 31, 2026, these options had a weighted-average remaining contractual term of 1.8 years. There was no stock-based compensation expense recognized during the three months ended March 31, 2026 or 2025 related to these options.

In addition, on March 4, 2026, the Company granted stock options to employees and directors to purchase 3,517,500 shares of common stock at an exercise price of $1.11 per share. Of these options, approximately 1.38 million vest over ten months inclusive of March 2026, 1.50 million vest ratably over four years, beginning January 2, 2027, and 637,500 vest ratably over two years, beginning January 2, 2027.

The grant-date fair value of these options was approximately $0.77 per option, or $2.7 million in the aggregate, as determined using the Black-Scholes option pricing model utilizing the following assumptions:

Expected Volatility	76%
Expected term	6.1 years
Risk-free interest rate	3.77%
Expected dividend yield	0%

Expected volatility was estimated based on the historical volatility of the Company’s common stock over a lookback period deemed representative of the expected life of the options, taking into consideration the Company’s historical trading data and significant corporate developments. The Company evaluated historical volatility using daily stock price data and considered the impact of changes in its business strategy and market conditions over the look-back period. Due to limited historical exercise data and changes in the Company’s operations, management applied judgment in selecting an appropriate volatility assumption reflective of the expected term of the awards.

During the three months ended March 31, 2026, the Company recognized stock-based compensation of approximately $194 thousand related to the March 4, 2026 grants. As of March 31, 2026, total unrecognized compensation cost related to these awards was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the three months ended March 31, 2026:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2025	1,428,680	$1.75
Granted	220,000	$1.11
Vested	(735,514)	$1.72
Non-vested restricted stock as of March 31, 2026	913,166	$1.63

For the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $0.4 million, respectively, of stock compensation expense related to restricted stock grants. Unrecognized compensation cost related to non-vested awards not yet recorded in the Company’s Condensed Consolidated Statements of Operations as of  March 31, 2026 was $0.7 million. This cost is expected to be recognized over a weighted average period of 1.3 years.

Share Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and subsequently extended. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is now scheduled to expire on June 30, 2026, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

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

The following table presents the activity in the share repurchase program for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Shares repurchased	-	126
Weighted average price per share	$-	$1.857
Value of shares repurchased	$-	$234

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Balance, beginning of year	$8,006	$14,083
Acquired or incurred	-	26
Cost and life revisions	-	(1,304)
Plugged	(5)	(232)
Sold	-	(5,571)
Accretion	142	1,004
Balance, end of period	$8,143	$8,006

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 0% for the three months ended March 31, 2026 and 2025, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

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

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2026 and 2025, no adjustments were recognized for uncertain tax positions.

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

The following table sets forth the calculation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands except per share data)
Net loss attributable to common shareholders	$(3,185)	$(3,111)

Basic weighted average common shares outstanding	40,066	32,725
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted average common shares outstanding	40,066	32,725

Basic and Diluted net loss per share	$(0.08)	$(0.10)

Potential common shares, including restricted stock and stock options issued to employees and directors disclosed in Note 9 – Shareholders’ Equity, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

We have approximately 32.3 thousand shares of marketable equity securities valued at $168 thousand and $145 thousand as of  March 31, 2026 and December 31, 2025, respectively.

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

Stock Options

The Company measures the fair value of stock option awards as of the grant date using a Black-Scholes option pricing model. The fair value of stock options is based on a number of assumptions, including the expected term of the awards, expected volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. These inputs involve significant management judgment and are therefore classified as Level 3 within the fair value hierarchy.

Expected volatility is estimated based on the historical volatility of the Company’s common stock over a lookback period deemed representative of the expected life of the options, taking into consideration the Company’s historical trading data and significant corporate developments. The expected term is estimated using the simplified method, as the Company does not have sufficient historical exercise data. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for maturities consistent with the expected term of the awards. The expected dividend yield is assumed to be zero, as the Company has not paid dividends since 2023 and does not anticipate doing so in the foreseeable future.  See Note 9—Shareholders’ Equity.

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid insurance	$387	$42
Joint interest billings receivable	(2)	(31)
Income tax receivable	28	28
Deferred offering costs	533	776
Other	212	141

Total other current assets	$1,158	$956

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Accounts payable	$1,018	$837
Compensation and Benefits	35	54
Operating expense and oil and natural gas property accruals	334	499
Interest Payable	50	26
Production taxes payable	146	95
Other	302	81

Total accounts payable and accrued expenses	$1,885	$1,592

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash paid for interest	$41	$-

Investing activities:
Change in capital expenditure accruals	(113)	-
Common stock issued for acquisition of industrial gas properties	-	(2,632)

16. SUBSEQUENT EVENTS

Credit Facility

On April 17, 2026, the Company entered into a Second Amendment (the “Second Amendment”) to its Credit Agreement, dated January 5, 2022 (as previously amended, the “Credit Agreement”), with FirstBank Southwest, as administrative agent, and the lenders party thereto.  The Second Amendment, among other things, (i) increased the borrowing base from $10.0 million to $20.0 million, (ii) revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, (iii) suspended testing of financial covenants through the fiscal quarter ending March 31, 2027, and (iv) made certain other modifications to the Credit Agreement. The Credit Agreement maturity date remains May 31, 2029.

Costless Collar Derivative Contracts

Subsequent to March 31, 2026, the Company entered into costless collar derivative contracts covering a portion of its anticipated crude oil production. The collars reference WTI crude oil (calendar monthly average) and cover approximately 3,800 barrels per month for the period June 2026 through July 2027 (approximately 53,200 barrels in total). Under the terms of the agreements, the Company purchased put options with a floor price of $65.00 per barrel and sold call options with a ceiling price of $88.09 per barrel. The contracts were executed at no upfront cost.

Helium Sales Agreement

On April 27, 2026, the Company executed a five-year helium sales agreement with an investment-grade global industrial gas company for the sale of contained helium to be produced at the Company’s Big Sky Carbon Hub in Montana. The Agreement provides for a 100% take-or-pay commitment by the Counterparty for up to approximately 1.2 MMCF per month (14.4 MMCF annually) of helium production, with fixed pricing of $285 per MCF at the plant gate, subject to annual CPI-based escalation beginning March 1, 2028, and includes a price redetermination mechanism in year three with a right of first refusal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 13, 2026 (the “Annual Report”).

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil, Natural and Industrial Gas Terms” on page 5 of our Annual Report.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate, or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil per day;

●	"Industrial gases" refers to helium, carbon dioxide, and hydrocarbons;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	"MMCF" refers to a million cubic feet of natural or industrial gasses;

●	"MMCF/d" refers to a million cubic feet of natural or industrial gasses;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

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

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2026 and 2025.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

U.S. Energy Corp. (collectively with its wholly-owned subsidiaries are referred to as the “Company”) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of industrial gases, oil and natural gas properties in the United States.

Recent Developments

Final Investment Decision – Big Sky Carbon Hub

During the first quarter of 2026, the Company reached a final investment decision (“FID”) for the construction of its processing facility at the Big Sky Carbon Hub in Montana and executed a fixed-scope engineering, procurement and construction agreement, initiating capital deployment for the project. The planned facility is designed with an initial inlet capacity of approximately 8.0 MMCF/d, targeting approximately 12 MMCF of annual helium production and 125,000 metric tons of refined CO₂ per year. The Company expects to commence gathering pipeline installation in spring 2026, with commissioning targeted for the third quarter of 2026 and initial helium sales and carbon management operations anticipated in 2027.

In anticipation of reaching FID, during three months ended March 31, 2026, the Company generated $17.2 million in proceeds from equity issuances.   Additionally, on April 17, 2026, the Company entered into an amendment to its Credit Facility with FirstBank Southwest that among other things, (i) increased the borrowing base from $10.0 million to $20.0 million, (ii) revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, and (iii) suspended testing of financial covenants through the fiscal quarter ending March 31, 2027. The Credit Facility maturity date remains May 31, 2029.

Helium Sales Agreement

On April 27, 2026, the Company executed a five-year helium sales agreement with an investment-grade global industrial gas company for the sale of contained helium to be produced at the Company’s Big Sky Carbon Hub in Montana. The Agreement provides for a 100% take-or-pay commitment by the Counterparty for up to approximately 1.2 MMCF per month (14.4 MMCF annually) of helium production, with fixed pricing of $285 per MCF at the plant gate, subject to annual (consumer price index) CPI-based escalation beginning March 1, 2028, and includes a price redetermination mechanism in year three with a right of first refusal.

Plan of Operations and Strategy

During the remainder of 2026 and beyond, we intend to pursue opportunities across the industrial gas sector, with a strategic emphasis on the next phase of development and monetization of our helium and carbon dioxide resources. While we will continue to operate oil and gas assets, our primary focus is on maximizing value from associated industrial gases. Our activities may include the acquisition of assets, participation with industry partners in development projects, acquisition of existing companies, and the purchase or development of industrial gas-related assets. Planned operations include construction of processing facilities, negotiating operating arrangements, finalizing gathering and infrastructure designs, and pursuing the use of a portion of produced CO₂ in tertiary recovery operation in our Montana oil operations

Key elements of our business strategy include:

●

Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity remains critical. We intend to be selective in evaluating projects, prioritizing those that enhance industrial gas value, and to review opportunities to strengthen our liquidity and financial position through disciplined capital allocation and other means.

●

Evaluate and Pursue Value-Enhancing Transactions. We plan to continuously evaluate strategic alternatives, including transactions that expand our industrial gas platform or optimize our oil and gas assets, with the objective of enhancing long-term stockholder value.

Critical Accounting Policies and Estimates

The preparation of our unaudited Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K filed with the SEC on March 13, 2026.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, we recorded a net loss of $3.2 million, which was primarily due to lower production resulting from divestitures in prior periods. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,376	$1,770	$(394)	(22)%
Natural gas and liquids	228	423	(195)	(46)%

Total revenue	$1,604	$2,193	$(589)	(27)%

Production quantities:
Oil (Bbls)	21,842	29,994	(8,152)	(27)%
Natural gas and liquids (Mcfe)	74,688	102,090	(27,402)	(27)%
BOE	34,290	47,008	(12,718)	(27)%
BOE/Day	381	522	(141)	(27)%

Average sales prices:
Oil (Bbls)	$63.00	$59.01	$3.99	7%
Natural gas and liquids (Mcfe)	$3.05	$4.14	$(1.09)	(26)%
BOE	$46.78	$46.65	$0.13	0%

The decrease in our oil and natural gas revenue of $0.6 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease of 27% in production quantities. For the three months ended March 31, 2026, we produced 34,290 BOE, or an average of 381 BOE per day, as compared to 47,008 BOE or an average of 522 BOE per day during the comparable period in 2025. The decrease in our production quantities primarily relates to the divestitures of our properties in Wyoming and West Texas and the natural decline in production in remaining producing assets. During the three months ended March 31, 2026, our production was 64% oil and 36% natural gas and liquids compared to 64% oil and 36% natural gas and liquids produced during the three months ended March 31, 2025.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands)
Lease operating expenses	$910	$1,625	$(715)	(44)%
Production taxes	130	148	$(18)	(12)%
Exploration expense	101	-	$101	100%

Total	$1,141	$1,773	$(632)	(36)%

Lease operating expense per BOE	$26.54	$34.57	$(8.03)	(23)%

For the three months ended March 31, 2026, lease operating expenses were $0.9 million or $26.54 per BOE. While lease operating expenses decreased by $0.7 million when compared to $1.6 million or $34.57 per BOE for the three months ended March 31, 2025, the cost on a BOE basis decreased as the mix of properties changed as a result of the divestment of our Wyoming and West Texas properties.

For the three months ended March 31, 2026, production taxes consistently remain between 6% and 8% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 27% discussed above.

Exploration expense increased $101 thousand, which was attributable to an increase in exploration activities for our industrial gas development, namely professional services supporting resource estimation and analysis and legal work.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $0.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $10.94 per BOE and $13.35 per BOE for the three months ended March 31, 2026 and 2025, respectively. Our depletion rate can fluctuate modestly because of acquisitions, changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands)
Compensation and benefits	$1,650	$772	$878	114%
Stock-based compensation	446	471	(25)	(5)%
Professional fees, insurance and other	952	1,146	(194)	(17)%

Total general and administrative expenses	$3,048	$2,389	$659	28%

General and administrative expenses increased by $0.7 million for the three months ended March 31, 2026 as compared to the prior year period. The increase was primarily attributable to the timing of discretionary compensation, which occurred during the three months ended March 31, 2026. Professional fees decreased primarily due to a reduction in acquisition-related costs relative to the activity in the three months ended March 31, 2025.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Change
	2026	2025	Amount	Percent
	(in thousands)
Interest expense, net	(63)	(47)	(16)	(34)%
Other income (expense), net	22	24	(2)	(8)%

Total other income (expense)	$(41)	$(23)	$(18)	(78)%

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. As of December 31, 2025 and March 31, 2026, we had $2.5 million outstanding on our credit facility. For the three months ended March 31, 2026, interest expense included interest incurred on the outstanding loan and fees to maintain our credit facility. For the three months ended March 31, 2025, we had no amounts outstanding under the credit facility and our interest expense comprised of fees to maintain our credit facility.

Liquidity and Capital Resources

Based on the current commodity price environment and our existing working capital, we believe we have sufficient liquidity and capital resources to execute our business plan and meet our current financial obligations. As of March 31, 2026, the Company was in compliance with all financial covenants under its credit facility. We continue to actively manage our capital commitments to maintain flexibility with respect to the timing and level of our development activities and capital expenditures.

For the remainder of 2026, the Company’s capital program is designed to advance the Big Sky project toward initial commercial operations targeted for the first quarter of 2027. We anticipate an aggregate near-term capital program to range between $28.0 million and $32.0 million, primarily related to the construction of our gas processing plant, production gathering system, and related infrastructure at our industrial gas development project. In addition, we may incur up to approximately $0.6 million for plugging and abandonment activities, depending on regulatory requirements, timing, and weather conditions. We expect these expenditures to be funded through a combination of cash on hand, operating cash flows, proceeds from the divestiture of oil and natural gas properties, borrowings under our credit facility, additional equity issuances, and potential project-specific financing, including equity and debt capital.

Sources of Cash

For the three months ended March 31, 2026, we funded our capital expenditures primarily through cash on hand and proceeds from equity issuances. During the period, we generated approximately $17.2 million from equity sales and issuances and had cash and cash equivalents of approximately $10.5 million as of March 31, 2026.

On April 17, 2026, the Company entered into an amendment to its credit facility with FirstBank Southwest, which, among other things, increased the borrowing base from $10.0 million to $20.0 million, revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, and suspended testing of financial covenants through the fiscal quarter ending March 31, 2027. The maturity date of the credit facility remains May 31, 2029. The increased borrowing base provides us access to an additional $17.5 million of capital.

In future periods, if cash flows from operations are insufficient to fund capital expenditures and operating requirements, we may seek additional financing through public or private equity or debt offerings or other financing arrangements. We may also adjust the timing and scope of our capital program based on market conditions and capital availability. Our ability to access capital is subject to prevailing economic conditions, including changes in commodity prices, interest rates, capital markets, regulatory requirements, and other factors beyond our control.

Uses of Cash

We use cash primarily for the development of our industrial gas assets, including construction of processing and gathering infrastructure, as well as for operating expenses, general and administrative costs, and debt service obligations. During the three months ended March 31, 2026, we spent approximately $4.4 million on the acquisition and development of industrial gas properties and expect to continue allocating capital to the Big Sky project for the remainder of the year.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,452)	$(4,544)	$2,092
Investing activities	(4,431)	(2,422)	(2,009)
Financing activities	16,905	9,745	7,160

Operating Activities. Cash used in operating activities of $2.5 million for the three months ended March 31, 2026 was mainly due to a $3.2 million net loss and a reduction of working capital of $0.3 million and $0.6 million of depreciation, depletion, accretion. Cash used by operating activities of $4.5 million for the three months ended March 31, 2025, was mainly due to a net loss of $3.1 million, reduction of payables of $2.6 million offset by $1.1 million of depreciation, depletion, accretion, and amortization.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2026 was $4.4 million as compared to cash used in investing activities of $2.4 million for the comparable period in 2025. The primary use of cash in our investing activities for the three months ended March 31, 2026 was attributable to initial plant construction costs. For the three months ended March 31, 2025, the cash investment was primarily attributed to the Synergy acquisition discussed in Note 2 - Acquisitions and Divestitures.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2026 was $16.9 million as compared to $9.8 million for the comparable period in 2025. The primary drivers of this cash inflow were equity issuances of $17.2 million during the three months ended March 31, 2026, compared to $11.9 million in the prior period, which in the prior period were reduced by a related party share repurchase of $1.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2026, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect that resource constraints exist and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026, under the heading “Item 1A. Risk Factors”, except as set forth below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Geopolitical Conflict and Disruptions to Global Energy Markets, Including Risks Associated with the Strait of Hormuz, May Adversely Affect Our Business, Financial Condition, and Results of Operations

Ongoing geopolitical conflict involving Iran and other countries in the Middle East has created significant volatility and uncertainty in global energy markets. The Strait of Hormuz, a critical transit chokepoint through which approximately 20% of the world’s oil supply and a significant portion of liquefied natural gas flows, has experienced material disruption, including reduced vessel traffic, military activity, and heightened security risks.

Although our operations are domestic, our business is indirectly exposed to global energy market conditions. Disruptions to supply, transportation constraints, or perceived risks of interruption in the Strait of Hormuz or surrounding regions may result in significant commodity price volatility, including rapid increases or decreases in oil and natural gas prices, as well as dislocations in supply chains and end markets.

In addition, military escalation or collateral damage affecting energy infrastructure, shipping routes, or regional production facilities in the Middle East may further exacerbate global supply shortages, increase input and operating costs, and contribute to broader macroeconomic instability, including inflationary pressures or recessionary conditions. These conditions may adversely impact demand for our products and services, disrupt capital markets, and impair our ability to access financing on acceptable terms.

Our ongoing development of a domestic industrial gas project, including the production and commercialization of helium and other gases, may also be adversely affected by such geopolitical events. Supply chain disruptions, equipment procurement delays, cost inflation, or volatility in industrial gas pricing could delay project timelines, increase capital expenditures, or reduce expected returns.

Furthermore, geopolitical instability may result in heightened regulatory scrutiny, trade restrictions, sanctions, or changes in U.S. energy policy, any of which could adversely affect our operations, counterparties, or strategic initiatives. The extent and duration of these risks remain uncertain and could have a material adverse effect on our business, financial condition, and results of operations.

Risks Associated with the Helium Sales Agreement

We have entered into a five-year helium sales agreement with an investment-grade counterparty that commits substantially all future helium production from our planned Big Sky project at a largely fixed price. While the agreement provides revenue visibility and supports project financing, it limits our ability to benefit from higher helium prices, may expose us to margin compression if production or inflation-related costs exceed the contract price, and restricts our flexibility to sell to alternative buyers on more favorable terms. The agreement also exposes us to counterparty, operational, commencement, and future price redetermination risks. As a result, the agreement could constrain our upside and could have a material adverse effect on our business, financial condition, and results of operations.

Construction and EPC Execution Risk

The Company’s ability to successfully develop its gas processing facility depends on the timely and cost-effective execution of its engineering, procurement and construction (“EPC”) agreement and the completion of both offsite fabrication and onsite construction activities. These efforts are subject to a variety of risks, including potential delays in engineering design, procurement of critical equipment, module fabrication, transportation logistics, site preparation, and field construction. The Company may also encounter cost overruns due to labor shortages, inflationary pressures, contractor performance issues, supply chain disruptions, adverse weather conditions, or unforeseen site or subsurface conditions. In addition, integration risks between offsite fabricated components and onsite installation could result in rework, inefficiencies, or commissioning delays. Any such delays or cost increases could materially impact the project schedule, capital expenditures, and expected timing of initial operations, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Future changes to U.S. tax laws and regulations, including potential changes to carbon capture incentives, could adversely affect our business, financial condition, results of operations, and cash flows.

From time to time, legislative and regulatory proposals are introduced that could significantly affect the U.S. tax treatment of companies engaged in industrial gas, oil and natural gas exploration, development, and production. These proposals have included, among other items, the elimination of the immediate deduction for intangible drilling and development costs, the repeal of the percentage depletion allowance for oil and gas properties, changes to the treatment of certain domestic production activities, and the extension of amortization periods for geological and geophysical expenditures. The enactment of any such changes, or other similar measures that reduce or eliminate tax benefits currently available to our industry, could increase our tax burden, reduce cash flows, and adversely impact the economics of our projects.

In addition, our business strategy includes the development of carbon management initiatives that may be eligible for federal tax incentives, including credits available under Section 45Q of the Internal Revenue Code for the capture and sequestration or utilization of carbon dioxide. The availability, value, and timing of benefits under Section 45Q depend on a number of factors, including final regulatory guidance, compliance with detailed technical and operational requirements, verification and reporting obligations, and our ability to place qualifying facilities in service and operate them in accordance with applicable standards. Legislative, regulatory, or administrative changes could reduce, delay, or eliminate the availability of these credits, including changes to eligibility thresholds, credit amounts, transferability provisions, or recapture rules. In addition, failure to satisfy applicable requirements or to sustain qualifying operations over the required period could result in the loss or recapture of previously claimed credits. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026 which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the three months ended March 31, 2026:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
January 1- January 31, 2026	—	$—	—	$3,514,370
February 1 - February 28, 2026	—	$—	—	$3,514,370
March 1 - March 31, 2026	—	$—	—	$3,514,370
Total	—	$—	—	$3,514,370

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

U.S. ENERGY CORP.

Date: May 7, 2026	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)