Form 10-Q
period 2026-06-30
BIG SKY INDUSTRIAL INC.
filed 2026-08-11
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

U.S. Energy Corp

(Former name, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	BSIN	NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

The registrant had 52,493,428 shares of its common stock, par value $0.01 per share, outstanding as of August 4, 2026.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and equivalents	$5,987	$429
Oil and natural gas sales receivables	629	454
Marketable equity securities	116	146
Commodity derivative	147	-
Other current assets	1,030	956

Total current assets	7,909	1,985

Oil and natural gas properties under full cost method and industrial gas properties:
Evaluated oil and natural gas properties	132,654	132,459
Less accumulated depreciation, depletion and amortization	(117,904)	(117,237)

Net oil and natural gas properties	14,750	15,222

Unproved industrial gas properties, not subject to amortization	32,353	22,479

Other Assets:
Property and equipment, net	320	318
Right-of-use asset	266	356
Commodity derivative	20	-
Other assets	329	270

Total other assets	935	944

Total assets	$55,947	$40,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,876	$1,592
Revenue and royalties payable	3,954	3,921
Asset retirement obligations	476	300
Current lease obligation	217	210

Total current liabilities	6,523	6,023

Noncurrent liabilities:
Credit facility	4,500	2,500
Asset retirement obligations	7,790	7,706
Long-term lease obligation, net of current portion	95	206

Total noncurrent liabilities	12,385	10,412

Total liabilities	18,908	16,435

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 52,487,506 and 34,405,143 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	525	345
Additional paid-in capital	253,891	235,762
Accumulated deficit	(217,377)	(211,912)

Total shareholders’ equity	37,039	24,195

Total liabilities and shareholders’ equity	$55,947	$40,630

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and six months ended June 30, 2026 and 2025

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Oil	$2,034	$1,844	$3,411	$3,615
Natural gas and liquids	100	184	328	607
Total revenue	2,134	2,028	3,739	4,222

Operating expenses:
Lease operating expenses	995	1,520	1,906	3,145
Production taxes	165	148	295	296
Depreciation, depletion, accretion and amortization	591	1,118	1,151	2,237
Impairment of oil and natural gas properties	-	2,760	-	2,760
Exploration expense	121	51	222	51
General and administrative expenses	2,647	2,246	5,694	4,635
Loss on sale of assets	-	424	-	424
Total operating expenses	4,519	8,267	9,268	13,548

Operating loss	(2,385)	(6,239)	(5,529)	(9,326)

Other income (expense):
Commodity derivative gain, net	167	-	167	-
Interest expense, net	(10)	(47)	(74)	(95)
Other income, net	(51)	228	(29)	252
Total other (expense)	106	181	64	157

Net loss before income taxes	$(2,279)	$(6,058)	$(5,465)	$(9,169)
Income tax expense	-	-	-	-
Net loss	$(2,279)	$(6,058)	$(5,465)	$(9,169)

Basic and diluted weighted average shares outstanding	52,392,618	32,672,866	46,553,898	33,370,898
Basic and diluted loss per share	$(0.04)	$(0.19)	$(0.12)	$(0.27)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND six months ended June 30, 2026 and 2025

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,538)	$24,201
Stock-based compensation	-	-	471	-	471
Acquisition of industrial gas properties	1,400,000	14	2,618	-	2,632
Issued to employees and directors	851,515	9	(9)	-	-
Settle tax withholding obligations for restricted stock awards	(203,281)	(2)	(322)	-	(324)
Underwritten offering, net of offering costs $899,099	4,871,400	49	11,828	-	11,877
Share repurchased	(125,600)	(1)	(233)	-	(234)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Net loss	-	-	-	(3,111)	(3,111)
Balances, March 31, 2025	34,061,831	$342	$234,244	$(200,650)	$33,938
Stock-based compensation	-	-	563	-	563
Issued to employees and directors	50,000	1	-	-	1
Settle tax withholding obligations for restricted stock awards	(18,211)	-	(22)	-	(22)
Share repurchased	(71,800)	(1)	(82)	-	(83)
Net loss	-	-	-	(6,058)	(6,058)
Balances, June 30, 2025	34,021,820	$342	$234,704	$(206,709)	$28,337

Balances, December 31, 2025	34,405,143	345	235,762	(211,912)	24,195
Stock-based compensation	-	-	446	-	446
Issued to employees and directors	735,514	7	(6)	-	1
Settle tax withholding obligations for restricted stock awards	(168,610)	(2)	(169)	-	(171)
Underwritten offering, net of offering costs $714,195	8,800,000	88	7,998	-	8,086
Committed equity facility, net of offering costs $199,238	8,548,382	85	9,018	-	9,103
Net loss	-	-	-	(3,185)	(3,185)
Balances, March 31, 2026	52,320,429	$523	$253,049	$(215,097)	$38,475
Issued to consultants	167,077	2	159	-	161
Stock-based compensation	-	-	684	-	684
Net loss	-	-	-	(2,279)	(2,279)
Balances, June 30, 2026	52,487,506	$525	$253,891	$(217,377)	$37,039

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended June 30, 2026 and 2025

(in thousands)

	2026	2025

Cash flows from operating activities:
Net loss	$(5,465)	$(9,169)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, accretion, and amortization	1,151	2,237
Impairment of oil and natural gas properties	-	2,760
Loss on sale of assets	-	424
Commodity derivatives gain	(167)	-
Commodity derivative settlements received	-	-
Loss (gain) on marketable equity securities	30	(79)
Amortization of debt issuance costs	16	45
Stock-based compensation	1,131	1,034
Right-of-use asset amortization	161	-
Shares issued to consultants	90	85
Changes in operating assets and liabilities:
Oil and natural gas sales receivable	(175)	731
Accounts payable and accrued liabilities	108	(3,826)
Other operating assets and liabilities, net	(29)	(273)
Payments on operating lease liability	(103)	(96)

Net cash used in operating activities	(3,252)	(6,127)

Cash flows from investing activities:
Acquisition of industrial gas properties	(91)	(2,128)
Industrial gas capital expenditures	(9,700)	(2,504)
Oil and natural gas capital expenditures	(303)	(18)
Property and equipment expenditures	-	(3)
Net proceeds from sale of oil and natural gas properties	-	144

Net cash used in investing activities	(10,094)	(4,509)

Cash flows from financing activities:
Borrowings on credit facility	2,000	-
Financing costs	(113)	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(171)	(346)
Repurchases of common stock	-	(316)
Related party share repurchase	-	(1,574)
Proceeds from underwritten offering	8,086	11,877
Proceeds from committed equity facility	9,103	-

Net cash provided by financing activities	18,905	9,641

Net change in cash and equivalents	5,558	(995)

Cash and equivalents, beginning of period	429	7,723

Cash and equivalents, end of period	$5,987	$6,728

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

During the three months ended June 30, 2026, the Company changed its name from "U.S. Energy Corp." to "Big Sky Industrial Inc." (ticker:BSIN). Big Sky Industrial Inc. and its wholly-owned subsidiaries are referred to as the “Company” in these Notes to Condensed Consolidated Financial Statements. The Company is incorporated in the State of Delaware and its principal business activities are focused on the acquisition, exploration and development of industrial gas and oil and natural gas properties in the United States.

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The Company’s significant accounting policies are also described in Note 1 in those Consolidated Financial Statements.   There have been no material changes to those policies during the three and six months ended June 30, 2026.

Our financial condition as of June 30, 2026, and operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization ("DD&A") and impairment of the carrying value of evaluated oil and natural gas properties, and the cost and timing of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of Big Sky Industrial Inc. and its wholly-owned subsidiaries. Big Sky Industrial Inc. accounts for its share of oil and natural gas exploration and production activities, and industrial gas activities in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs, and cash flows within the relevant lines on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows. All inter-company balances and transactions have been eliminated in consolidation.

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

The Company manages its operations as a single reportable segment under Accounting Standards Codification (ASC) 280 Segment Reporting. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. While industrial gas development costs and capital expenditures are tracked separately for internal project management purposes, such activities do not currently constitute a separate operating segment, as discrete operating results are not reviewed by the CODM and no revenues have been generated.

The Company’s principal oil and natural gas properties and operations are located in:

●	The Rockies region (Montana and Wyoming)
●	The Mid-Continent and Other regions (Oklahoma, Mississippi, and Texas)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disaggregation of certain expense captions presented on the face of the income statement, including further detail regarding the nature of expenses such as employee compensation, depreciation, and amortization. The guidance is intended to enhance transparency into the composition of an entity’s expenses.

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

Related Party Transaction

During the six months ended June 30, 2026, the Company entered into a consulting engagement with a related party, as defined under applicable accounting guidance. The related party relationship arises from the entity being controlled by a member of the Company’s board of directors. The Company engaged the related party to provide electrical infrastructure consulting services in connection with the development of its industrial gas processing facility. For the six months ended June 30, 2026, the Company incurred approximately $50,000 in costs related to these services. The arrangement provided for a fixed fee of up to $50,000, and the Company believes the terms are customary and reasonable for similar services. The Company’s Audit Committee reviewed and approved the engagement in accordance with the Company’s related party transaction policy.

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

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region and the Mid-Continent and Other region for the three and six months ended June 30, 2026 and 2025, are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Rockies
Oil	$1,831	$1,340	$3,152	$2,697
Natural gas and liquids	10	34	53	103
Total	$1,841	$1,374	$3,205	$2,800

Mid-Continent
Oil	$203	$504	$259	$917
Natural gas and liquids	90	150	275	505
Total	$293	$654	$534	$1,422

Combined Total	$2,134	$2,028	$3,739	$4,222

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Six Months Ended
	June 30,
	2026	2025
Purchaser A	76%	45%
Purchaser B	8%	21%
Purchaser C	4%	3%

4. LEASES

The Company’s operating lease right-of-use asset and lease obligation are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets as of  June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Right-of-use asset	$266	$356
Lease liability
Current lease obligation	$217	$210
Long-term lease obligation	95	206
Total lease liabilities	$312	$416

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. The following are the amounts recognized as components of lease cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$49	$49	$98	$97
Short-term lease cost	25	35	51	60
Total lease costs	$74	$84	$149	$157

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of June 30,
	2026	2025
	(in thousands)
Weighted average lease term (years)	1.5	2.4
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of June 30, 2026 is presented in the following table:

June 30, 2026
(in thousands)
2026	$113
2027	210
Total lease payments	$323
Less: imputed interest	(11)
Total lease liability	$312

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2026, the Company used $71.90 per barrel for oil and $3.64 per one million British Thermal Units for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. No ceiling test write down was recorded for the six months ended June 30, 2026.

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

6. Credit Facility

On January 5, 2022, the Company entered into a four-year credit agreement (as amended to date, the “Credit Agreement”) with FirstBank Southwest (“FirstBank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts must be repaid.

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

On April 17, 2026, the Company entered into a Second Amendment (the “Second Amendment”) to its Credit Agreement.  The Second Amendment, among other things, (i) increased the borrowing base from $10.0 million to $20.0 million, (ii) revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, (iii) suspended testing of financial covenants through the fiscal quarter ending March 31, 2027, and (iv) made certain other modifications to the Credit Agreement.

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until May 31, 2029, when all outstanding amounts must be repaid. In addition, there is a fee on the unused borrowing commitment of 0.5%. Interest expense from drawn balances recognized on the Credit Agreement and the weighted average interest rates for the three and six months ended June 30, 2026 and 2025 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense	$51	$-	$92	$-
Weighted average interest rate	6.9%	0.0%	6.7%	0.0%

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

On April 7, 2026, the Company entered into derivative contracts to manage its exposure to fluctuations in crude oil prices. Specifically, the Company entered into a costless collar contract under which it sold call options with a strike price of $88.09 per barrel and purchased put options with a strike price of $65.00 per barrel, based on the monthly average West Texas Intermediate crude oil price. The contracts cover 3,800 barrels of oil per month for the period from June 2026 through July 2027.

As of June 30, 2026, the fair value gain of the oil contracts was $167 thousand and there were no cash settlements through June 30, 2026.

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

Environmental Matters

Subsequent to June 30, 2026, the Company identified a release of produced fluids from a gathering line. Response and remediation activities were initiated promptly, and the Company is coordinating with the applicable regulatory authorities. Based on information currently available, remediation activities are expected to be substantially completed within approximately one week, although environmental testing and monitoring may continue thereafter. Gross remediation and related costs are currently estimated to be up to approximately $500,000.

The Company has submitted a claim under its general liability insurance policy, which provides coverage for pollution clean-up costs subject to a $100,000 per-occurrence deductible. If the claim is accepted, the Company's costs would generally be limited to the deductible; however, the amount and timing of any insurance recovery cannot be assured, and no insurance receivable has been recognized. Because the release occurred subsequent to June 30, 2026, and does not relate to conditions that existed as of that date, no liability has been recognized as of that date.

9. SHAREHOLDERS’ EQUITY

As of June 30, 2026, and December 31, 2025, the Company had 245,000,000 common stock shares authorized.  In addition, as of June 30, 2026, and December 31, 2025, the Company had 5,000,000 authorized but unissued shares of preferred stock.

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

The sale of 4,871,400 shares of common stock (including the full 635,400 over-allotment option) in connection with the Offering, closed on January 23, 2025. The Company generated approximately $11.9 million of net proceeds from the Offering, after deducting the underwriting discounts and commissions and offering costs payable by us, and plans to use such proceeds for the development of its acquisition in Montana, general corporate purposes, and working capital, or for other purposes that our board of directors, in their good faith, deems to be in the best interest of the Company. Additionally, management used $1.574 million from the over-allotment option exercise to purchase shares of common stock from Sage Road Capital, LLC (whose co-manager, Joshua L. Batchelor, was a then member of the Board of Directors of the Company) and its affiliates at a price equal to the public offering price of the Offering, less underwriting discounts, which sale took place in January 2025, as discussed below.

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

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC ("Roth Principal"), providing a discretionary equity facility of up to $25.0 million. Beginning December 1, 2025, the Company may, at its option over 24 months from the date the resale registration  was declared effective and certain other conditions  were met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. Sales under the facility were initially limited to 7,123,382 shares, or 19.99% of the shares of common stock outstanding immediately prior to the Company's entry into the Common Stock Purchase Agreement (the "Exchange Cap"), absent shareholder approval or satisfaction of the Nasdaq pricing exemption. On May 8, 2026, the Company's stockholders approved the issuance of shares of common stock under the Common Stock Purchase Agreement in excess of the Exchange Cap for purposes of Nasdaq Listing Rule 5635(d), and the Exchange Cap no longer limits issuances under the facility. The facility remains subject to a 4.99% beneficial ownership limitation applicable to Roth Principal. As consideration, the Company paid a $25 thousand structuring fee, issued 223,141 shares of common stock as a partial commitment fee (valued at $270,000) (the "Stock Commitment Fee"), agreed to a $180 thousand cash commitment fee, and to reimburse legal fees. Proceeds, if any, are expected to be used for working capital and general corporate purposes.

During the six months ended June 30, 2026, the Company sold 8,548,382 shares under the Committed Equity Facility and generated $9.1 million in proceeds net of financing costs. As of June 30, 2026, the availability under the Committed Equity Facility is the lesser of $15.9 million or the issuance of 15,328,477 shares.

Stock Option Plans

The Company may grant stock options under its incentive plans covering shares of common stock to employees and directors of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period of each award and is included in general and administrative expense. Forfeitures are recognized as they occur.

Option activity for the six months ended June 30, 2026 was as follows:

			Remaining
		Weighted-Avg.	Contractual
	Number of	Exercise	Term
	Options	Price	(years)
Outstanding at December 31, 2025	16,500	$10.00
Granted	3,517,500	$1.11
Exercised	-	$-
Outstanding at June 30, 2026	3,534,000	$1.15	9.6
Exercisable at June 30, 2026	246,500	$1.71	9.1

Options granted prior to 2026. The 16,500 options outstanding at  December 31, 2025 were granted in 2017 under the Company's 2012 Equity Plan and were fully vested as of that date. These options have a weighted-average exercise price of $10.00 and expire between August 2027 and November 2027, with a weighted-average remaining contractual term of 1.3 years at June 30, 2026. No options in this group were granted, exercised, forfeited or expired during the six months ended June 30, 2026 or 2025.  These options were outstanding and vested as of June 30, 2026 and June 30, 2025. No stock-based compensation expense was recognized related to these options during the three or six months ended June 30, 2026 or 2025, and no unrecognized compensation cost remains.

March 4, 2026 grant. On March 4, 2026, the Company granted stock options to employees and directors to purchase 3,517,500 shares of common stock at an exercise price of $1.11 per share, expiring March 4, 2036. Of these options, approximately 1.38 million vest over ten months inclusive of March 2026, 1.50 million vest ratably over four years, beginning January 2, 2027, and 637,500 vest ratably over two years, beginning January 2, 2027.

The weighted-average grant-date fair value of these options was approximately $0.77 per option, or $2.7 million in the aggregate, as determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions.

Expected Volatility	76%
Expected term	6.1 years
Risk-free interest rate	3.77%
Expected dividend yield	0%

Expected term ranged from 5.4 years to 6.9 years across the vesting groups described above.

Expected volatility was estimated based on the historical volatility of the Company's common stock over a lookback period deemed representative of the expected life of the options, taking into consideration the Company's historical trading data and significant corporate developments. The Company evaluated historical volatility using daily stock price data and considered the impact of changes in its business strategy and market conditions over the look-back period. Due to limited historical exercise data and changes in the Company's operations, management applied judgment in selecting an appropriate volatility assumption reflective of the expected term of the awards.

Activity for unvested options during the six months ended June 30, 2026 was as follows:

		Weighted-Avg.
		Grant-Date
	Number of	Fair Value
	Options	Per Option
Non-vested stock options at December 31, 2025	-	$-
Granted	3,517,500	$0.77
Vested	(230,000)	$0.73
Non-vested stock options at June 30, 2026	3,287,500	$0.77

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation of approximately $501 thousand and $696 thousand, respectively, related to the March 4, 2026 grants. No stock-based compensation expense related to stock options was recognized during the three or six months ended June 30, 2025. As of June 30, 2026, total unrecognized compensation cost related to these awards was approximately $2.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the six months ended June 30, 2026:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2025	1,428,680	$1.75
Granted	220,000	$1.11
Vested	(735,514)	$1.72
Non-vested restricted stock as of June 30, 2026	913,166	$1.63

For the three and six months ended June 30, 2026 and 2025, the Company recognized $0.4 million and $1.0 million, respectively of stock compensation expense related to restricted stock grants. Unrecognized compensation cost related to non-vested awards not yet recorded in the Company’s Condensed Consolidated Statements of Operations as of  June 30, 2026 was $0.7 million. This cost is expected to be recognized over a weighted average period of 1.1 years.

Share Repurchase Program

On January 29, 2025, the Board of Directors of the Company authorized and approved an extension of the ongoing share repurchase program for up to $5.0 million of the outstanding shares of the Company’s common stock originally approved by the Board of Directors on April 26, 2023, and subsequently extended. The share repurchase program expired on June 30, 2026, but may be reauthorized at the discretion of the Board of Directors.

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

The following table presents the activity in the share repurchase program for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)

Shares repurchased	-	72	-	197
Weighted average price per share	$-	$1.153	$-	$1.610
Value of shares repurchased	$-	$83	$-	$316

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

In the fair value calculation for the ARO, there are a number of assumptions and judgments, including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental, and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Balance, beginning of year	$8,006	$14,083
Acquired or incurred	-	26
Cost and life revisions	-	(1,304)
Plugged	(28)	(232)
Sold	-	(5,571)
Accretion	288	1,004
Balance, end of period	$8,266	$8,006

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 0% for the six months ended June 30, 2026 and 2025, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

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

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the six months ended June 30, 2026 and 2025, no adjustments were recognized for uncertain tax positions.

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

The following table sets forth the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands except per share data)
Net loss attributable to common shareholders	$(2,279)	$(6,058)	$(5,465)	$(9,169)

Basic weighted average common shares outstanding	52,393	32,673	46,554	33,371
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	52,393	32,673	46,554	33,371

Basic and Diluted net loss per share	$(0.04)	$(0.19)	$(0.12)	$(0.27)

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

We have approximately 32.3 thousand shares of marketable equity securities valued at $116 thousand and $145 thousand as of  June 30, 2026 and December 31, 2025, respectively.

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Prepaid insurance	$270	$42
Joint interest billings receivable	-	(31)
Income tax receivable	28	28
Deferred offering costs	531	776
Other	201	141

Total other current assets	$1,030	$956

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Accounts payable	$808	$891
Operating expense and oil and natural gas property accruals	429	499
Interest Payable	-	26
Production taxes payable	180	95
Accrued benefits and other	459	81

Total accounts payable and accrued expenses	$1,876	$1,592

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash paid for interest	$51	$-

Investing activities:
Change in capital expenditure accruals	(174)	(2,742)
Common stock issued for acquisition of industrial gas properties	-	(2,632)
Asset retirement obligations	-	(1,907)
Financing activities:
Deferred offering costs charged to additional paid-in capital	-	-

Interest expense of $63 thousand dollars were capitalized as part of the industrial gas processing plant construction expenses during the three months ended June 30, 2026.

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company borrowed an additional $4.0 million under its existing credit facility. The proceeds were used to fund capital expenditures associated with the construction of the Company's industrial gas processing facility.

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

Certain abbreviations and oil and gas industry terms used throughout this Report are described and defined in greater detail under “Glossary of Oil, Natural and Industrial Gas Terms” on page 4 of our Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited Condensed Consolidated Financial Statements included above under “Part I - Financial Information” – “Item 1. Financial Statements.”

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

See also “Cautionary Statement About “Forward-Looking Statements” above.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Big Sky Industrial Inc.”, and “Big Sky Industrial” refer specifically to Big Sky Industrial Inc. and its consolidated subsidiaries.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0000101594) and on the “Investors – SEC Filings” page of our website at https://bigskyindustrialinc.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

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

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

General Overview

Big Sky Industrial Inc. (collectively with its wholly-owned subsidiaries are referred to as the “Company”) is incorporated in the State of Delaware. The Company’s principal business activities are focused on the acquisition, exploration, and development of industrial gases, oil and natural gas properties in the United States.

Recent Developments

Final Investment Decision – Big Sky Carbon Hub

During the first quarter of 2026, the Company reached a final investment decision (“FID”) for the construction of its processing facility at the Big Sky Carbon Hub ("Big Sky") in Montana and executed a fixed-scope engineering, procurement and construction agreement, initiating capital deployment for the project. The planned facility is designed with an initial inlet capacity up to 8.0 MMCF/d, targeting approximately 14.4 MMCF of annual helium production and 125,000 metric tons of refined CO₂ per year. The Company expects to commence gathering pipeline installation in spring 2026, with commissioning targeted for the third quarter of 2026 and initial gas processing and helium sales and carbon management operations anticipated in 2027.

In anticipation of reaching FID, during the six months ended June 30, 2026, the Company generated $17.2 million in proceeds from equity issuances.   Additionally, on April 17, 2026, the Company entered into an amendment to its Credit Facility with FirstBank Southwest that among other things, (i) increased the borrowing base from $10.0 million to $20.0 million, (ii) revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, and (iii) suspended testing of financial covenants through the fiscal quarter ending March 31, 2027. The Credit Facility maturity date remains May 31, 2029.

Helium Sales Agreement

On April 27, 2026, the Company executed a five-year helium sales agreement with an investment-grade global industrial gas company for the sale of contained helium to be produced at the Company’s Big Sky Carbon Hub in Montana. The Agreement provides for a 100% take-or-pay commitment by the counterparty for up to approximately 1.2 MMCF per month (14.4 MMCF annually) of helium production, with fixed pricing of $285 per MCF, which includes counterparty transport from the plant gate, subject to annual (consumer price index) CPI-based escalation beginning March 1, 2028, and includes a price redetermination mechanism in year three with a right of first refusal.

Plan of Operations and Strategy

During the remainder of 2026 and beyond, we intend to pursue opportunities across the industrial gas sector, with a strategic emphasis on the next phase of development and monetization of our helium and carbon dioxide resources. While we plan to continue to operate oil and gas assets, our primary focus is on maximizing value from associated industrial gases. Our activities may include the acquisition of assets, participation with industry partners in development projects, acquisition of existing companies, and the purchase or development of industrial gas-related assets. Planned operations include construction of processing facilities, negotiating operating arrangements, finalizing gathering and infrastructure designs, and pursuing the use of a portion of produced CO₂ in tertiary recovery operations in our Montana oil operations.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, we recorded a net loss of $2.3 million, which was primarily due to lower production resulting from divestitures in prior periods. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$2,034	$1,844	$190	10%
Natural gas and liquids	100	184	(84)	(46)%

Total revenue	$2,134	$2,028	$106	5%

Production quantities:
Oil (Bbls)	26,166	33,445	(7,279)	(22)%
Natural gas and liquids (Mcfe)	45,486	92,226	(46,740)	(51)%
BOE	33,747	48,816	(15,069)	(31)%
BOE/Day	371	536	(165)	(31)%

Average sales prices:
Oil (Bbls)	$77.73	$55.14	$22.59	41%
Natural gas and liquids (Mcfe)	$2.20	$2.00	$0.20	10%
BOE	$63.24	$41.54	$21.70	52%

The increase in our oil and natural gas revenue of $0.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a 41% increase in oil sales prices offset by a reduction in production volumes. For the three months ended June 30, 2026, we produced 33,747 BOE, or an average of 371 BOE per day, as compared to 48,816 BOE or an average of 536 BOE per day during the comparable period in 2025. The decrease in our production quantities primarily relates to the divestitures of our properties in Wyoming and West Texas and the natural decline in production in remaining producing assets.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Lease operating expenses	$995	$1,520	$(525)	(35)%
Production taxes	165	148	$17	11%
Exploration expense	121	51	$70	137%

Total	$1,281	$1,719	$(438)	(25)%

Lease operating expense per BOE	$29.48	$31.14	$(1.66)	(5)%

For the three months ended June 30, 2026, lease operating expenses were $1.0 million or $29.48 per BOE. While lease operating expenses decreased by $0.5 million when compared to $1.5 million or $31.14 per BOE for the three months ended June 30, 2025, the cost on a BOE basis decreased as the mix of properties changed as a result of the divestment of our Wyoming and West Texas properties.

For the three months ended June 30, 2026, production taxes consistently remained between 6% and 8% of revenue. This increase in production taxes was attributable to the increase in revenue of 5% during the same period, as discussed above.

Exploration expense increased $70 thousand, which was attributable to an increase in exploration activities for our industrial gas development, namely professional services supporting resource estimation and analysis and legal work.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $0.6 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $11.83 per BOE and $10.94 per BOE for the three months ended June 30, 2026 and 2025, respectively. Our depletion rate can fluctuate modestly because of changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Compensation and benefits	$879	$629	$250	40%
Stock-based compensation	845	563	282	50%
Professional fees, insurance and other	924	1,058	(135)	(13)%

Total general and administrative expenses	$2,647	$2,250	$397	18%

General and administrative expenses increased by $0.4 million for the three months ended June 30, 2026 as compared to the prior year period. The increase was primarily attributable to discretionary employee compensation accrued in the current period but not in the prior period, equity-based compensation issued to consultants, and higher investor relations expense, partially offset by lower fees for accounting and tax professional services in the three months ended June 30, 2025.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$167	$-	$167	100%
Interest expense, net	(10)	(47)	37	79%
Other income (expense), net	(51)	228	(279)	(122)%

Total other income (expense)	$106	$181	$(75)	41%

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. Interest expense of $63 thousand dollars were capitalized as part of the industrial gas processing plant construction expenses during the three months ended June 30, 2026.  As of December 31, 2025 and June 30, 2026, we had $2.5 million and $4.5 million, respectively outstanding on our credit facility.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026, we recorded a net loss of $5.5 million, which was primarily due to lower production resulting from divestitures in prior periods. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$3,411	$3,615	$(204)	(6)%
Natural gas and liquids	328	607	(279)	(46)%

Total revenue	$3,739	$4,222	$(483)	(11)%

Production quantities:
Oil (Bbls)	48,008	63,438	(15,430)	(24)%
Natural gas and liquids (Mcfe)	120,174	194,316	(74,142)	(38)%
BOE	68,037	95,824	(27,787)	(29)%
BOE/Day	376	529	(153)	(29)%

Average sales prices:
Oil (Bbls)	$71.05	$56.98	$14.07	25%
Natural gas and liquids (Mcfe)	$2.73	$3.12	$(0.39)	(13)%
BOE	$54.96	$44.06	$10.90	25%

The decrease in our oil and natural gas revenue of $0.5 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a decrease of 29% in production quantities offset primarily by increases in the oil sales price. For the six months ended June 30, 2026, we produced 68,037 BOE, or an average of 376 BOE per day, as compared to 95,824 BOE or an average of 529 BOE per day during the comparable period in 2025. The decrease in our production quantities primarily relates to the divestitures of our properties in Wyoming and West Texas and the natural decline in production in remaining producing assets.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Lease operating expenses	$1,906	$3,145	$(1,239)	(39)%
Production taxes	295	296	(1)	(0)%
Exploration expense	222	51	171	335%

Total	$2,423	$3,492	$(1,069)	(31)%

Lease operating expense per BOE	$28.01	$32.82	$(4.81)	(15)%

For the six months ended June 30, 2026, lease operating expenses were $1.9 million or $28.01 per BOE. Lease operating expenses decreased by $1.2 million when compared to $3.2 million or $32.82 per BOE for the six months ended June 30, 2025, the cost on a BOE basis decreased as the mix of properties changed as a result of the divestment of our Wyoming and West Texas properties.

For the six months ended June 30, 2026, production taxes consistently remain between 6% and 8% of revenue. This decrease in production taxes was attributable to the decrease in revenue of 11% discussed above.

Exploration expense increased $171 thousand, which was attributable to an increase in exploration activities for our industrial gas development, namely professional services supporting resource estimation and analysis and legal work.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $1.2 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense. Our depletion rate was $11.38 per BOE and $14.67 per BOE for the six months ended June 30, 2026 and 2025, respectively. Our depletion rate can fluctuate modestly because of changes in drilling and completion costs, impairments, revisions in asset retirement obligation cost estimates or timing, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated future development costs.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Compensation and benefits	$2,530	$1,401	$1,129	81%
Stock-based compensation	1,291	1,034	257	25%
Professional fees, insurance and other	1,874	2,206	(333)	(15)%

Total general and administrative expenses	$5,694	$4,641	$1,053	23%

General and administrative expenses increased by $1.1 million for the six months ended June 30, 2026 as compared to the prior year period. The increase was primarily attributable to the timing of discretionary compensation, which occurred during the three months ended March 31, 2026. Professional fees decreased primarily due to a reduction in acquisition-related costs relative to the activity in the six months ended June 30, 2025.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$167	$-	$167	100%
Interest expense, net	(74)	(95)	21	22%
Other income (expense), net	(29)	252	(281)	112%

Total other income (expense)	$64	$157	$(93)	59%

Interest expense primarily represents the interest and fees on our credit facility with FirstBank Southwest. Interest expense of $63 thousand dollars were capitalized as part of the industrial gas processing plant construction expenses during the three months ended June 30, 2026. As of December 31, 2025 and June 30, 2026, we had $2.5 million and $4.5 million, respectively outstanding on our credit facility. For the six months ended June 30, 2026, interest expense included interest incurred on the outstanding loan and fees to maintain our credit facility. For the six months ended June 30, 2025, we had no amounts outstanding under the credit facility and our interest expense comprised of fees to maintain our credit facility.

Liquidity and Capital Resources

Based on the current commodity price environment and our existing working capital, we believe we have sufficient liquidity and capital resources to execute our business plan and meet our current financial obligations. As of June 30, 2026, the Company was in compliance with all financial covenants under its credit facility. We continue to actively manage our capital commitments to maintain flexibility with respect to the timing and level of our development activities and capital expenditures.

For the remainder of 2026, the Company’s capital program is designed to advance the Big Sky project toward initial commercial operations targeted for the first quarter of 2027. We anticipate the remaining aggregate, near-term capital program to range between $20.0 million and $25.0 million, primarily related to the construction of our gas processing plant, production gathering system, and related infrastructure at our industrial gas development project. In addition, we may incur up to approximately $0.5 million for plugging and abandonment activities, depending on regulatory requirements, timing, and weather conditions. We expect these expenditures to be funded through a combination of cash on hand, operating cash flows, proceeds from the divestiture of oil and natural gas properties, borrowings under our credit facility, additional equity issuances, and potential project-specific financing, including equity and debt capital.

Sources of Cash

For the six months ended June 30, 2026, we funded our capital expenditures primarily through cash on hand, proceeds from equity issuances, and draws on our credit facility. During the period, we generated approximately $17.2 million from equity sales, issuances and had cash and cash equivalents of approximately $5.9 million, and $15.5 million available under our credit facility as of June 30, 2026.

On April 17, 2026, the Company entered into an amendment to its credit facility with FirstBank Southwest, which, among other things, increased the borrowing base from $10.0 million to $20.0 million, revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, and suspended testing of financial covenants through the fiscal quarter ending March 31, 2027. The maturity date of the credit facility remains May 31, 2029. The increased borrowing base provides us access to an additional $15.5 million of capital.

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

Uses of Cash

We use cash primarily for the development of our industrial gas assets, including construction of processing and gathering infrastructure, as well as for operating expenses, general and administrative costs, and debt service obligations. During the six months ended June 30, 2026, we spent approximately $9.6 million on the acquisition and development of industrial gas properties and expect to continue allocating capital to the Big Sky project for the remainder of the year.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,252)	$(6,126)	$2,874
Investing activities	(10,094)	(4,509)	(5,585)
Financing activities	18,905	9,641	9,264

Operating Activities. Cash used in operating activities of $3.3 million for the six months ended June 30, 2026 was mainly due to a $5.5 million net loss and a reduction of working capital of $0.2 million offset by $1.2 million of depreciation, depletion, accretion. Cash used by operating activities of $6.1 million for the six months ended June 30, 2025, was mainly due to a net loss of $9.2 million and a reduction of payables of $3.8 million offset by $2.2 million of depreciation, depletion, accretion, and amortization.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2026 was $10.1 million as compared to cash used in investing activities of $4.5 million for the comparable period in 2025. The primary use of cash in our investing activities for the six months ended June 30, 2026 was attributable to initial plant construction costs. For the six months ended June 30, 2025, the cash investment was primarily attributed to the Synergy acquisition discussed in Note 2 - Acquisitions and Divestitures.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2026 was $18.9 million as compared to $9.6 million for the comparable period in 2025. The primary drivers of this cash inflow were equity sales of $17.2 million during the six months ended June 30, 2026, compared to $11.9 million in the prior period, which in the prior period were reduced by a related party share repurchase of $1.6 million.

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

As of June 30, 2026, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Associated with our Helium Sales Agreement

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026 which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the six months ended June 30, 2026:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1- April 30, 2026	—	$—	—	$3,514,370
May 1 - May 31, 2026	—	$—	—	$3,514,370
June 1 - June 30, 2026	—	$—	—	$3,514,370
Total	—	$—	—	$3,514,370

As of June 30, 2026, the Company’s share repurchase program has expired. The Board of Directors may reauthorize and extend the share repurchase program at their discretion.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Certificate of Amendment to the Certificate of Incorporation of U.S. Energy Corp. as filed with the Secretary of State of Delaware on June 3, 2026, and effective on June 8, 2026	8-K	000-06814	3.1	06/04/2026
3.2	Amended and Restated Bylaws of Big Sky Industrial Inc. effective June 8, 2026	8-K	000-06814	3.2	06/04/2026
10.1	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	01/01/2022
10.2†	First Amendment to Credit Agreement and Limited Waiver dated September 16, 2025, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.3	09/19/2025
10.3†	Second Amendment to Credit Agreement dated April 17, 2026, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.4	04/20/2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Big Sky Industrial Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG SKY INDUSTRIAL INC.

Date: August 11, 2026	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial and Accounting Officer)