Form 10-Q
period 2026-09-30
BIG SKY INDUSTRIAL INC.
filed 2026-11-10
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The registrant had 52,641,343 shares of its common stock, par value $0.01 per share, outstanding as of November 5, 2026.

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and equivalents	$2,915	$429
Oil and natural gas sales receivables	704	454
Marketable equity securities	89	146
Other current assets	853	956

Total current assets	4,561	1,985

Oil and natural gas properties under full cost method and industrial gas properties:
Evaluated oil and natural gas properties	132,837	132,459
Less accumulated depreciation, depletion and amortization	(118,239)	(117,237)

Net oil and natural gas properties	14,598	15,222

Unproved industrial gas properties, not subject to amortization	42,502	22,479

Other Assets:
Property and equipment, net	274	318
Right-of-use asset	220	356
Other assets	328	270

Total other assets	822	944

Total assets	$62,483	$40,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,054	$1,592
Revenue and royalties payable	3,977	3,921
Commodity derivative liability	140	-
Asset retirement obligations	477	300
Lease obligation	221	210

Total current liabilities	11,869	6,023

Noncurrent liabilities:
Credit facility	8,500	2,500
Asset retirement obligations	7,939	7,706
Lease obligation, net of current	38	206

Total noncurrent liabilities	16,477	10,412

Total liabilities	28,346	16,435

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $0.01 par value; 245,000,000 shares authorized; 52,499,955 and 34,405,143 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	525	345
Additional paid-in capital	254,484	235,762
Accumulated deficit	(220,872)	(211,912)

Total shareholders’ equity	34,137	24,195

Total liabilities and shareholders’ equity	$62,483	$40,630

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE three and nine months ended September 30, 2026 and 2025

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Oil	$1,810	$1,587	$5,221	$5,201
Natural gas and liquids	145	151	473	758
Total revenue	1,955	1,738	5,694	5,959

Operating expenses:
Lease operating expenses	2,110	1,045	4,016	4,189
Production taxes	158	136	453	432
Depreciation, depletion, accretion and amortization	531	816	1,681	3,053
Impairment of oil and natural gas properties	-	869	-	3,628
Exploration expense	88	128	310	174
General and administrative expenses	2,201	2,113	7,895	6,754
Loss on sale of assets	-	10	-	434
Total operating expenses	5,088	5,117	14,355	18,664

Operating loss	(3,133)	(3,379)	(8,661)	(12,705)

Other income (expense):
Commodity derivative (loss), net	(336)	-	(169)	-
Interest expense, net	-	(72)	(74)	(167)
Other income, net	(27)	110	(56)	362
Total other (expense)	(363)	38	(299)	195

Net loss before income taxes	$(3,496)	$(3,341)	$(8,960)	$(12,510)
Income tax expense	-	-	-	-
Net loss	$(3,496)	$(3,341)	$(8,960)	$(12,510)

Basic and diluted weighted average shares outstanding	52,495,280	32,793,272	48,556,122	33,630,832
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.18)	$(0.37)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND nine months ended September 30, 2026 and 2025

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2024	27,903,197	$279	$221,460	$(197,538)	$24,201
Stock-based compensation	-	-	471	-	471
Acquisition of industrial gas properties	1,400,000	14	2,618	-	2,632
Issued to employees and directors	851,515	9	(9)	-	-
Settle tax withholding obligations for restricted stock awards	(203,281)	(2)	(322)	-	(324)
Underwritten offering, net of offering costs $899,099	4,871,400	49	11,828	-	11,877
Share repurchased	(125,600)	(1)	(233)	-	(234)
Shares repurchased from related party	(635,400)	(6)	(1,568)	-	(1,574)
Net loss	-	-	-	(3,111)	(3,111)
Balances, March 31, 2025	34,061,831	$342	$234,244	$(200,650)	$33,938
Stock-based compensation	-	-	563	-	563
Issued to employees and directors	50,000	1	-	-	1
Settle tax withholding obligations for restricted stock awards	(18,211)	-	(22)	-	(22)
Share repurchased	(71,800)	(1)	(82)	-	(83)
Net loss	-	-	-	(6,058)	(6,058)
Balances, June 30, 2025	34,021,820	$342	$234,704	$(206,709)	$28,337
Stock-based compensation	-	-	420	-	420
Issued to employees and directors	122,000	1	-	-	1
Settle tax withholding obligations for restricted stock awards	(271)	-	-	-	-
Net loss	-	-	-	(3,341)	(3,341)
Balances, September 30, 2025	34,143,549	$343	$235,124	$(210,050)	$25,417

Balances, December 31, 2025	34,405,143	345	235,762	(211,912)	24,195
Stock-based compensation	-	-	446	-	446
Issued to employees and directors	735,514	7	(6)	-	1
Settle tax withholding obligations for restricted stock awards	(168,610)	(2)	(169)	-	(171)
Underwritten offering, net of offering costs $714,195	8,800,000	88	7,998	-	8,086
Committed equity facility, net of offering costs $199,238	8,548,382	85	9,018	-	9,103
Net loss	-	-	-	(3,185)	(3,185)
Balances, March 31, 2026	52,320,429	$523	$253,049	$(215,097)	$38,475
Issued to consultants	167,077	2	159	-	161
Stock-based compensation	-	-	684	-	684
Net loss	-	-	-	(2,279)	(2,279)
Balances, June 30, 2026	52,487,506	$525	$253,891	$(217,377)	$37,039
Issued to consultants	10,694	-	15	-	15
Stock-based compensation	-	-	578	-	578
Issued to employees and directors	2,000	-	-	-	-
Settle tax withholding obligations for restricted stock awards	(245)	-	-	-	-
Net loss	-	-	-	(3,496)	(3,496)
Balances, September 30, 2026	52,499,955	$525	$254,484	$(220,872)	$34,137

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2026 and 2025

(in thousands)

	2026	2025

Cash flows from operating activities:
Net loss	$(8,960)	$(12,510)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, depletion, accretion, and amortization	1,681	3,053
Impairment of oil and natural gas properties	-	3,628
Loss on sale of assets	-	434
Commodity derivatives loss	140	-
Loss (gain) on marketable equity securities	57	(180)
Amortization of debt issuance costs	28	100
Stock-based compensation	1,708	1,454
Right-of-use asset amortization	135	129
Shares issued to consultants	176	-
Changes in operating assets and liabilities:
Oil and natural gas sales receivables	(250)	807
Accounts payable and accrued liabilities	516	(2,583)
Other operating assets and liabilities, net	161	(467)
Payments on operating lease liability	(156)	(146)

Net cash used in operating activities	(4,764)	(6,281)

Cash flows from investing activities:
Acquisition of industrial gas properties	-	(2,128)
Industrial gas properties capital expenditures	(15,170)	(7,653)
Oil and natural gas properties capital expenditures	(485)	(18)
Property and equipment expenditures	-	(4)
Net proceeds from sale of oil and natural gas properties	-	134

Net cash used in investing activities	(15,655)	(9,668)

Cash flows from financing activities:
Borrowings on credit facility	6,000	-
Financing costs	(113)	-
Shares withheld to settle tax withholding obligations for restricted stock awards	(171)	(346)
Repurchases of common stock	-	(316)
Related party share repurchase	-	(1,574)
Proceeds from underwritten offering	8,086	11,877
Proceeds from committed equity facility	9,103	-

Net cash provided by financing activities	22,905	9,641

Net change in cash and equivalents	2,486	(6,308)

Cash and equivalents, beginning of period	429	7,723

Cash and equivalents, end of period	$2,915	$1,415

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements. Please see Note-15- Supplemental Disclosures of Cash Flow Information.

BIG SKY INDUSTRIAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

On June 8, 2026, the Company changed its name from "U.S. Energy Corp." to "Big Sky Industrial Inc." (ticker: BSIN). Big Sky Industrial Inc. and its wholly-owned subsidiaries are referred to as the “Company” in these Notes to Condensed Consolidated Financial Statements. The Company is incorporated in the State of Delaware and its principal business activities are focused on the acquisition, exploration and development of industrial gas and oil and natural gas properties in the United States.

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

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 13, 2026. The Company’s significant accounting policies are also described in Note 1 in those Consolidated Financial Statements. There have been no material changes to those policies during the three and nine months ended September 30, 2026.

Our financial condition as of September 30, 2026, and operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

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

In addition, the Company has commenced development activities related to industrial gas assets. These activities are currently in the development stage and have not yet generated revenues. Development activities primarily consist of resource evaluation, permitting, engineering, construction and related capital expenditures.

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

The Company’s principal oil and natural gas properties and operations are located in:

●	The Rockies region (Montana and Wyoming); and
●	The Mid-Continent and Other regions (Oklahoma, Mississippi, and Texas).

The CODM evaluates performance primarily based on operating margin, defined as revenues less lease operating expenses. Other significant items reviewed include total assets, depreciation, depletion and amortization (“DD&A”), general and administrative expense, gain or loss on derivative activity, interest expense and income tax expense (benefit). These amounts are presented in the Consolidated Balance Sheets and Consolidated Statements of Operations.

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

The amendments in ASU 2024-03 are effective for public business entities for fiscal years beginning January 1, 2027, and interim periods beginning first quarter 2028. Early adoption is permitted.

The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures. The Company expects the adoption will result in expanded disclosures but does not anticipate a material impact on its results of operations, financial position, or cash flows.

Related Party Transaction

During the nine months ended September 30, 2026, the Company entered into a consulting engagement with a related party, as defined under applicable accounting guidance. The related party relationship arises from the entity being controlled by a member of the Company’s board of directors. The Company engaged the related party to provide electrical infrastructure consulting services in connection with the development of its industrial gas processing facility. For the nine months ended September 30, 2026, the Company incurred approximately $50,000 in costs related to these services. The arrangement provided for a fixed fee of up to $50,000, and the Company believes the terms are customary and reasonable for similar services. The Company’s Audit Committee reviewed and approved the engagement in accordance with the Company’s related party transaction policy.

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

3. REVENUE RECOGNITION

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by region. The Company’s revenues in the Rockies region and the Mid-Continent and Other region for the three and nine months ended September 30, 2026 and 2025, are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Rockies
Oil	$1,725	$1,097	$4,877	$4,012
Natural gas and liquids	40	26	93	129
Total	$1,765	$1,123	$4,970	$4,141

Mid-Continent
Oil	$85	$490	$344	$1,189
Natural gas and liquids	105	125	380	629
Total	$190	$615	$724	$1,818

Total Revenue	$1,955	$1,738	$5,694	$5,959

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of non-payment of oil and natural gas receivables by purchasers of its operated oil and natural gas properties. The following table presents the purchasers that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

	Nine Months Ended
	September 30,
	2026	2025
Purchaser A	78%	51%
Purchaser B	8%	17%
Purchaser C	3%	6%

4. LEASES

The Company’s operating lease right-of-use asset and lease obligation are recognized at their discounted present value under the following captions in the Condensed Consolidated Balance Sheets as of  September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Right-of-use asset	$220	$356
Lease liability
Current lease obligation	$221	$210
Long-term lease obligation	38	206
Total lease liabilities	$259	$416

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease cost represents payments for oilfield equipment with original lease terms less than one year. The following are the amounts recognized as components of lease cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$49	$49	$146	$146
Short-term lease cost	17	34	68	94
Total lease costs	$66	$83	$214	$240

The Company’s Houston office operating lease does not contain implicit interest rates that can be readily determined; therefore, the Company used the incremental borrowing rates in effect at the time the Company entered into the leases.

	As of September 30,
	2026	2025
	(in thousands)
Weighted average lease term (years)	1.2	2.2
Weighted average discount rate	4.25%	4.25%

Maturity of operating lease liabilities with terms of one year or more as of September 30, 2026 is presented in the following table:

September 30, 2026
(in thousands)
2026	$56
2027	210
Total lease payments	$266
Less: imputed interest	(7)
Total lease liability	$259

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Full Cost Method Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2026, the Company used $75.79 per barrel for oil and $3.62 per one million British Thermal Units for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. No ceiling test write down was recorded for the three or nine months ended September 30, 2026.

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

6. Credit Facility

On January 5, 2022, the Company entered into a four-year credit agreement (as amended to date, the “Credit Agreement”) with FirstBank Southwest (“FirstBank”) as administrative agent for one or more lenders (the “Lenders”), which provided for a revolving line of credit with an initial borrowing base of $15 million, and a maximum credit amount of $100 million. Borrowings under the Credit Agreement are collateralized by a first priority, perfected lien and security interests on substantially all assets of the Company (subject to permitted liens and other customary exceptions). On July 26, 2022, the Company entered into a letter agreement with FirstBank whereby it increased the borrowing base under the Credit Agreement from $15 million to $20 million. Under the Credit Agreement, revolving loans could be borrowed, repaid and re-borrowed until January 5, 2026, when all outstanding amounts had to be repaid.

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

Under the Credit Agreement, revolving loans may be borrowed, repaid and re-borrowed until May 31, 2029, when all outstanding amounts must be repaid. In addition, there is a fee on the unused borrowing commitment of 0.5%. Interest expense from drawn balances recognized on the Credit Agreement and the weighted average interest rates for the three and nine months ended September 30, 2026 and 2025 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense before capitalization	$132	$-	$224	$-
Weighted average interest rate	7.2%	0.0%	7.1%	0.0%

Total interest costs incurred, which includes interest expense and related fees, was $160 thousand and $296 thousand for the three and nine months ended September 30, 2026, of which $160 thousand and $223 thousand, respectively, was capitalized in connection with the construction of the Company's industrial gas processing facility. No interest costs were capitalized in the corresponding periods in 2025.

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

The Company recognized losses from changes in the fair value of its oil derivative contracts of $336 thousand and $169 thousand for the three and nine months ended September 30, 2026, respectively, including a $29 thousand realized loss on the September 2026 settlement, which was payable at September 30, 2026. There have been no cash receipts or payments to settle expiring derivative contracts during the three and nine months ended September 30, 2026. The Company had no derivative contracts outstanding as of December 31, 2025, or during the three and nine months ended September 30, 2025.

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

Environmental Matters

During the three months ended September 30, 2026, the Company identified a release of produced fluids from a gathering line. Response and remediation activities were initiated promptly, and finalized during the three months ended September 30, 2026. Remediation and related costs incurred were approximately $1.2 million and recorded in lease operating expense, subject to insurance reimbursement.

The Company has submitted a claim under its general liability insurance policy, which provides $1.0 million in coverage for pollution clean-up costs after a $100,000 per-occurrence deductible is met. While the claim has been submitted, the Company is awaiting approval from the insurer before recognizing an insurance claim receivable.

9. SHAREHOLDERS’ EQUITY

As of September 30, 2026, and December 31, 2025, the Company had 245,000,000 common stock shares authorized.  In addition, as of September 30, 2026, and December 31, 2025, the Company had 5,000,000 authorized but unissued shares of preferred stock.

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

Committed Equity Facility

On October 9, 2025, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with Roth Principal Investments, LLC ("Roth Principal"), providing a discretionary equity facility of up to $25.0 million. Beginning December 1, 2025, the Company may, at its option over 24 months from the date the resale registration was declared effective and certain other conditions were met, sell shares of common stock to Roth Principal at a price based on the Nasdaq volume weighted average prices during a specific pricing period, less a 2.5% discount, subject to pricing and ownership limits. Sales under the facility were initially limited to 7,123,382 shares, or 19.99% of the shares of common stock outstanding immediately prior to the Company's entry into the Common Stock Purchase Agreement (the "Exchange Cap"), absent shareholder approval or satisfaction of the Nasdaq pricing exemption. On May 8, 2026, the Company's stockholders approved the issuance of shares of common stock under the Common Stock Purchase Agreement in excess of the Exchange Cap for purposes of Nasdaq Listing Rule 5635(d), and the Exchange Cap no longer limits issuances under the facility. The facility remains subject to a 4.99% beneficial ownership limitation applicable to Roth Principal. As consideration for entering into the agreement, the Company paid a $25 thousand structuring fee, issued 223,141 shares of common stock as a partial commitment fee (valued at $270,000) (the "Stock Commitment Fee"), agreed to a $180 thousand cash commitment fee, and to reimburse legal fees.

During the three months ended March 31, 2026, the Company sold 8,548,382 shares of common stock under the Committed Equity Facility and generated $9.1 million in proceeds net of financing costs. No shares were sold thereafter. As of September 30, 2026, the remaining availability under the Committed Equity Facility is the lesser of $15.9 million or the issuance limit of 15,328,477 shares of common stock.

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

Option activity for the nine months ended September 30, 2026 was as follows:

			Remaining
		Weighted-Avg.	Contractual
	Number of	Exercise	Term
	Options	Price	(years)
Outstanding at December 31, 2025	16,500	$10.00	-
Granted	3,517,500	$1.11	-
Exercised	-	$-	-
Outstanding at September 30, 2026	3,534,000	$1.15	9.4
Exercisable at September 30, 2026	821,500	$1.29	9.3

Options granted prior to 2026. The 16,500 options outstanding at  December 31, 2025 were granted in 2017 under the Company's 2012 Equity Plan and were fully vested as of that date. These options have a weighted-average exercise price of $10.00 and expire between August 2027 and November 2027, with a weighted-average remaining contractual term of 1 year at September 30, 2026. No options in this group were granted, exercised, forfeited or expired during the nine months ended September 30, 2026 or 2025.  These options were outstanding and vested as of September 30, 2026 and September 30, 2025. No stock-based compensation expense was recognized related to these options during the three or nine months ended September 30, 2026 or 2025, and no unrecognized compensation cost remains.

March 4, 2026 grant. On March 4, 2026, the Company granted stock options to employees and directors to purchase 3,517,500 shares of common stock at an exercise price of $1.11 per share, expiring March 4, 2036. Of these options, approximately 1.38 million vest by January 2027 (230,000 vested in May 2026 and the remainder vests in two equal installments on July 1, 2026 and January 2, 2027), 1.50 million vest ratably over four years, beginning January 2, 2027, and 637,500 vest ratably over two years, beginning January 2, 2027.

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

Expected volatility was estimated based on the historical volatility of the Company's common stock over a look-back period deemed representative of the expected life of the options, taking into consideration the Company's historical trading data and significant corporate developments. The Company evaluated historical volatility using daily stock price data and considered the impact of changes in its business strategy and market conditions over the look-back period. Due to limited historical exercise data and changes in the Company's operations, management applied judgment in selecting an appropriate volatility assumption reflective of the expected term of the awards.

Activity for unvested options during the nine months ended September 30, 2026 was as follows:

		Weighted-Avg.
		Grant-Date
	Number of	Fair Value
	Options	Per Option
Non-vested stock options at December 31, 2025	-	$-
Granted	3,517,500	$0.77
Vested	(805,000)	$0.73
Non-vested stock options at September 30, 2026	2,712,500	$0.78

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation of approximately $396 thousand and $1.1 million, respectively, related to the March 4, 2026 grants. No stock-based compensation expense related to stock options was recognized during the three or nine months ended September 30, 2025. As of September 30, 2026, total unrecognized compensation cost related to these awards was approximately $1.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table presents the changes in non-vested restricted stock awards to all employees and directors for the nine months ended September 30, 2026:

		Weighted-Avg.
		Grant Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock as of December 31, 2025	1,428,680	$1.75
Granted	220,000	$1.11
Vested	(737,514)	$1.72
Non-vested restricted stock as of September 30, 2026	911,166	$1.63

For the three and nine months ended September 30, 2026, the Company recognized $182 thousand and $615 thousand, respectively, of stock compensation expense related to restricted stock grants, compared to $420 thousand and $1.5 million for the three and nine months ended September 30, 2025, respectively. Unrecognized compensation cost related to non-vested awards not yet recorded in the Company’s Condensed Consolidated Statements of Operations as of  September 30, 2026 was $470 thousand. This cost is expected to be recognized over a weighted average period of 1.2 years.

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

There were no share repurchases during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company repurchased zero shares and 197 thousand shares, respectively, at a weighted average price of $1.61 per share.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Balance, beginning of year	$8,006	$14,083
Acquired or incurred	-	26
Cost and life revisions	-	(1,304)
Plugged	(27)	(232)
Sold	-	(5,571)
Accretion	437	1,004
Balance, end of period	$8,416	$8,006

11. INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Each quarter the Company updates its estimate of the annual effective tax rate and makes a year-to-date adjustment to the provision. The Company’s effective tax rate was approximately 0% and 0% for the nine months ended September 30, 2026 and 2025, respectively. The primary difference in the Company’s effective tax rate and the statutory rate for both periods is related to the movement in the valuation allowance against the Company’s net deferred tax assets.

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

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the nine months ended September 30, 2026 and 2025, no adjustments were recognized for uncertain tax positions.

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

The following table sets forth the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands except per share data)
Net loss attributable to common shareholders	$(3,496)	$(3,341)	$(8,960)	$(12,510)

Basic weighted average common shares outstanding	52,495	32,793	48,556	33,631
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	52,495	32,793	48,556	33,631

Basic and Diluted net loss per share	$(0.07)	$(0.10)	$(0.18)	$(0.37)

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

Recurring Fair Value Measurements

Derivative Instruments

The Company measures its derivative instruments at fair value on a recurring basis. The fair values of these instruments are determined using valuation models that incorporate observable market inputs, including commodity futures prices, contractual terms, and applicable discount rates. Accordingly, the Company classifies its derivative instruments as Level 2 measurements within the fair value hierarchy. Changes in the fair value of derivative instruments are recognized in earnings in the period in which they occur.

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

We have approximately 32.3 thousand shares of marketable equity securities valued at $89 thousand and $146 thousand as of  September 30, 2026 and December 31, 2025, respectively.

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

14. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Other Current Assets

The following table presents the components of other current assets as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Prepaid insurance	$157	$42
Joint interest billings receivable	-	(31)
Income tax receivable	28	28
Deferred offering costs	532	776
Other	136	141

Total other current assets	$853	$956

Accounts Payable and Accrued Liabilities.

The following table presents the components of accounts payable and accrued liabilities as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Accounts payable	$5,836	$891
Operating and other accruals	366	499
Interest Payable	-	26
Production taxes payable	180	95
Accrued benefits and other	672	81

Total accounts payable and accrued expenses	$7,054	$1,592

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Cash paid for interest	$224	$-

Investing activities:
Change in capital expenditure accruals	(4,944)	(305)
Common stock issued for acquisition of industrial gas properties	-	(2,632)
Asset retirement obligations	-	(1,900)

16. SUBSEQUENT EVENTS

Subsequent to September 30, 2026, the Company borrowed an additional $2.5 million under its existing credit facility. The proceeds were used to fund capital expenditures associated with the construction of the Company's industrial gas processing facility.

On October 21, 2026, the Company divested 15 wells located in East Texas, receiving net proceeds of $371 thousand. In connection with the transaction, the buyer assumed approximately $0.9 million in asset retirement obligations.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate, or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil per day;

●	"Industrial gases" refers to helium, carbon dioxide, and hydrocarbons;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

●	"MMCF" refers to a million cubic feet of natural or industrial gases;

●	"MMCF/d" refers to a million cubic feet of natural or industrial gases;

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

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

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2026 and 2025.

●	Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

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

Recent Developments

Final Investment Decision – Big Sky Carbon Hub

During the first quarter of 2026, the Company reached a final investment decision (“FID”) for the construction of its processing facility at the Big Sky Carbon Hub ("Big Sky") in Montana and executed a fixed-scope engineering, procurement and construction agreement, initiating capital deployment for the project. The planned facility is designed with an initial inlet capacity up to 7.7 MMCF/d, targeting approximately 14.4 MMCF of annual helium production and 125,000 metric tons of refined CO₂ per year. The Company expects its gathering pipeline installation to be completed in the 4th quarter of 2026, and initial gas processing and helium sales, and carbon management operations are anticipated in 2027.

In anticipation of reaching FID, during the nine months ended September 30, 2026, the Company generated $17.2 million in proceeds from equity issuances.   Additionally, on April 17, 2026, the Company entered into an amendment to its Credit Facility with FirstBank Southwest that among other things, (i) increased the borrowing base from $10.0 million to $20.0 million, (ii) revised the applicable margin on outstanding borrowings to a fixed 2.00% per annum, and (iii) suspended testing of financial covenants through the fiscal quarter ending March 31, 2027. The Credit Facility maturity date remains May 31, 2029.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, we recorded a net loss of $3.5 million, which was primarily due to lower production resulting from divestitures in prior periods. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$1,810	$1,587	$223	14%
Natural gas and liquids	145	151	(6)	(4)%

Total revenue	$1,955	$1,738	$217	12%

Production quantities:
Oil (Bbls)	23,415	26,399	(2,984)	(11)%
Natural gas and liquids (Mcfe)	43,278	53,562	(10,284)	(19)%
BOE	30,628	35,326	(4,698)	(13)%
BOE/Day	333	384	(51)	(13)%

Average sales prices:
Oil (Bbls)	$77.30	$60.12	$17.18	29%
Natural gas and liquids (Mcfe)	$3.35	$2.82	$0.53	19%
BOE	$63.83	$49.20	$14.63	30%

The increase in our oil and natural gas revenue of $0.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a 30% increase in average BOE sales prices offset by a reduction in production volumes. For the three months ended September 30, 2026, we produced 30,628 BOE, or an average of 333 BOE per day, as compared to 35,326 BOE or an average of 384 BOE per day during the comparable period in 2025. The decrease in our production quantities primarily relates to the divestitures of our properties in Wyoming and West Texas and the natural decline in production in remaining producing assets.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Lease operating expenses	$2,110	$1,045	$1,065	102%
Production taxes	158	136	$22	16%
Exploration expense	88	128	$(40)	(31)%

Total	$2,356	$1,309	$1,047	80%

Lease operating expense per BOE	$68.89	$29.58	$39.31	133%

For the three months ended September 30, 2026, lease operating expenses were $2.1 million, or $68.89 per BOE, including $1.2 million of environmental remediation costs associated with a fluid release. These costs are subject to an insurance claim with a $0.1 million deductible. Excluding the environmental remediation costs, lease operating expenses were $0.9 million, or $29.71 per BOE, compared to $1.0 million or $29.58 per BOE, for the prior-year period.

For the three months ended September 30, 2026, production taxes consistently remained between 6% and 8% of revenue. This increase in production taxes was attributable to the increase in revenue of 12% during the same period, as discussed above.

Exploration expense decreased $40 thousand, which was attributable to a reduction in professional fees.

Impairment of oil and natural gas properties.  The Company recorded a ceiling test write down of $0.9 million for the three months ended September 30, 2025, resulting from a decrease in commodity prices used in the full cost pool ceiling test calculation.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $0.5 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense.  Our depletion rate was $10.92 per BOE and $14.19 per BOE for the three months ended September 30, 2026 and 2025, respectively. Our depletion rate can fluctuate modestly for a number of reasons including the size and timing of capital costs, acquisitions and divestitures, impairments and changes to estimated reserve volumes.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Compensation and benefits	$865	$845	$20	2%
Stock-based compensation	578	420	158	38%
Professional fees, insurance and other	758	848	(90)	(11)%

Total general and administrative expenses	$2,201	$2,113	$88	4%

General and administrative expenses increased by $0.1 million for the three months ended September 30, 2026 as compared to the prior year period. The increase was primarily attributable to equity-based compensation issued to consultants, and higher investor relations expense, partially offset by lower fees for accounting and tax professional services in the three months ended September 30, 2026.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$(336)	$-	$(336)	(100)%
Interest expense, net	-	(72)	72	100%
Other income (expense), net	(27)	110	(137)	(125)%

Total other income (expense)	$(363)	$38	$(401)	(1055)%

The commodity derivative loss as of September 30, 2026 was due to the prevailing oil prices were above the costless collar ceiling price resulting in a loss.

Interest expense primarily consists of interest and fees associated with our credit facility. During the three months ended September 30, 2026, we capitalized $160 thousand of interest expense and related fees as part of the industrial gas processing plant construction expenses.

As of September 30, 2026 and December 31, 2025, outstanding borrowings under our credit facility were $8.5 million and $2.5 million, respectively.

For the three months ended September 30, 2026, interest expense consisted of interest on outstanding borrowings, financing costs and fees associated with maintaining our credit facility. For the three months ended September 30, 2025, we had no outstanding borrowings under the credit facility, and interest expense consisted solely of fees associated with the credit facility.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, we recorded a net loss of $9.0 million, which was primarily due to lower production resulting from divestitures in prior periods. In the following sections, we discuss our revenue, operating expenses, and other income (expense) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands except average prices and production quantities)
Revenue:
Oil	$5,221	$5,201	$20	0%
Natural gas and liquids	473	758	(285)	(38)%

Total revenue	$5,694	$5,959	$(265)	(4)%

Production quantities:
Oil (Bbls)	71,423	89,837	(18,414)	(20)%
Natural gas and liquids (Mcfe)	163,458	247,878	(84,420)	(34)%
BOE	98,666	131,150	(32,484)	(25)%
BOE/Day	361	480	(119)	(25)%

Average sales prices:
Oil (Bbls)	$73.10	$57.89	$15.21	26%
Natural gas and liquids (Mcfe)	$2.89	$3.06	$(0.17)	(6)%
BOE	$57.71	$45.44	$12.27	27%

The decrease in our oil and natural gas revenue of $0.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a reduction in production volumes offset by a 27% increase in average BOE sales prices. For the nine months ended September 30, 2026, we produced 98,666 BOE, or an average of 361 BOE per day, as compared to 131,150 BOE or an average of 480 BOE per day during the comparable period in 2025. The decrease in our production quantities primarily relates to the divestitures of our properties in Wyoming and West Texas and the natural decline in production in remaining producing assets.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Lease operating expenses	$4,016	$4,189	$(173)	(4)%
Production taxes	453	432	21	5%
Exploration expense	310	174	136	78%

Total	$4,779	$4,795	$(16)	(0)%

Lease operating expense per BOE	$40.70	$31.94	$8.76	27%

For the nine months ended September 30, 2026, lease operating expenses were $4.0 million, or $40.70 per BOE, including $1.2 million of environmental remediation costs associated with a fluid release. These costs are subject to an insurance claim with a $0.1 million deductible. Excluding the environmental remediation costs, lease operating expenses were $2.8 million, or $28.54 per BOE, compared to $4.2 million, or $31.94 per BOE, for the comparable prior-year period. The decrease resulted from the 2025 divestiture of our Wyoming and West Texas properties that carried higher operating costs.

For the nine months ended September 30, 2026, production taxes consistently remained between 6% and 8% of revenue.

Exploration expense increased $136 thousand, which was attributable to an increase in exploration activities for our industrial gas development, namely professional services supporting resource estimation and analysis and legal work.

Impairment of oil and natural gas properties.  The Company recorded a ceiling test write down of $3.6 million for the nine months ended September 30, 2025, resulting from a decrease in commodity prices used in the full cost pool ceiling test calculation.

Depreciation, Depletion and Amortization. Our depreciation, depletion, and amortization (“DD&A”) was $1.7 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively. Depletion expense on our oil and natural gas properties is the primary driver of DD&A expense. Our depletion rate was $11.24 per BOE and $14.54 per BOE for the nine months ended September 30, 2026 and 2025, respectively. Our depletion rate can fluctuate modestly for a number of reasons including the size and timing of capital costs, acquisitions and divestitures, impairments and changes to estimated reserve volumes.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Compensation and benefits	$3,395	$2,246	$1,149	51%
Stock-based compensation	1,708	1,454	254	17%
Professional fees, insurance and other	2,792	3,054	(262)	(9)%

Total general and administrative expenses	$7,895	$6,754	$1,141	17%

General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2026 as compared to the prior year period. The increase was primarily attributable to the timing of discretionary compensation, which occurred during the three months ended March 31, 2026. Professional fees decreased primarily due to a reduction in acquisition-related costs relative to the activity in the nine months ended September 30, 2025.

Other Income (Expense). Presented below is a comparison of our other income (expense) for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands)
Commodity derivative gain (loss), net	$(169)	$-	$(169)	(100)%
Interest expense, net	(74)	(167)	93	56%
Other income (expense), net	(56)	362	(418)	(115)%

Total other income (expense)	$(299)	$195	$(494)	(253)%

The commodity derivative loss as of September 30, 2026 was due to the prevailing oil prices were above the costless collar ceiling price resulting in a loss

Interest expense primarily consists of interest and fees associated with maintaining our credit facility. During the nine months ended September 30, 2026, we capitalized $223 thousand of interest and related fees as part of the construction costs of our industrial gas processing plant.

As of September 30, 2026 and December 31, 2025, outstanding borrowings under our credit facility were $8.5 million and $2.5 million, respectively. For the nine months ended September 30, 2025, we had no outstanding borrowings under the credit facility, and interest expense consisted solely of fees associated with the credit facility.

Liquidity and Capital Resources

Based on the current commodity price environment and our existing working capital, we believe we have sufficient liquidity and capital resources to execute our business plan and meet our current financial obligations. Under the second amendment to our credit agreement, financial covenant test has been suspended through the fiscal quarter ending March 31, 2027. We continue to actively manage our capital commitments to maintain flexibility with respect to the timing and level of our development activities and capital expenditures.

For the remainder of 2026, the Company’s capital program is designed to advance the Big Sky project toward initial commercial operations targeted for the first quarter of 2027. We anticipate the remaining aggregate, near-term capital program to range between $28.0 million and $32.0 million, primarily related to the construction of our gas processing plant, production gathering system, power generation, and related infrastructure at our industrial gas development project. In addition, we may incur up to approximately $0.5 million for plugging and abandonment activities, depending on regulatory requirements, timing, and weather conditions. We expect these expenditures to be funded through a combination of cash on hand, operating activities, proceeds from the divestiture of oil and natural gas properties, borrowings under our credit facility, additional equity issuances, and project-specific financing, including equity and debt capital.

Sources of Cash

For the nine months ended September 30, 2026, we funded our capital expenditures primarily through cash on hand, proceeds from equity issuances, and draws on our credit facility. During the period, we generated approximately $17.2 million from equity sales, issuances and had cash and cash equivalents of approximately $2.9 million, and $11.5 million available under our credit facility as of September 30, 2026.

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

Uses of Cash

We use cash primarily for the development of our industrial gas assets, including construction of processing and gathering infrastructure, as well as for operating expenses, general and administrative costs, and debt service obligations. During the nine months ended September 30, 2026, we spent approximately $15.2 million on the acquisition and development of industrial gas properties and expect to continue allocating capital to the Big Sky project for the remainder of the year.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,764)	$(6,281)	$1,517
Investing activities	(15,655)	(9,668)	(5,987)
Financing activities	22,905	9,641	13,264

Operating Activities. Cash used in operating activities of $4.8 million for the nine months ended September 30, 2026 was mainly due to a $9.0 million net loss offset by working capital changes of $0.3 million, and $1.7 million each of depreciation, depletion, accretion, and stock-based compensation. Cash used by operating activities of $6.3 million for the nine months ended September 30, 2025, was mainly due to a net loss of $12.5 million and a reduction of payables of $2.6 million offset by $3.1 million of depreciation, depletion, accretion, and amortization, and a $3.6 million impairment of oil and gas properties.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2026 was $15.7 million as compared to cash used in investing activities of $9.7 million for the comparable period in 2025. The primary use of cash in our investing activities for the nine months ended September 30, 2026 was attributable to industrial plant development activities. For the nine months ended September 30, 2025, the cash investment was primarily attributed to industrial gas capital expenditures and the Synergy acquisition.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2026 was $22.9 million as compared to $9.6 million for the comparable period in 2025. The primary drivers of this cash inflow were equity sales of $17.2 million and borrowings of $6.0 million during the nine months ended September 30, 2026, compared to $11.9 million of proceeds from underwritten offering in the prior period, which in the prior period were reduced by a related party share repurchase of $1.6 million.

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

As of September 30, 2026, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2026, the Company issued an aggregate of 177,771 restricted shares of common stock to two consultants in exchange for investor relations and marketing services valued at approximately $176,000. The Company received no cash proceeds from these issuances, which had not previously been reported in a Current Report on Form 8-K. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, because the issuances did not involve a public offering. No underwriters were involved and no commissions were paid.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the three months ended September 30, 2026:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1 - July 31, 2026	245	$1.080	245	$—
August 1 - August 31, 2026	—	$—	—	$—
September 1 - September 30, 2026	—	$—	—	$—
Total	245	$1.080	245	$—

As of June 30, 2026, the Company’s share repurchase program expired. The Board of Directors may reauthorize and extend the share repurchase program at their discretion. The above shares purchased reflect withholding of employee vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
3.1	Certificate of Amendment to the Certificate of Incorporation of U.S. Energy Corp. as filed with the Secretary of State of Delaware on June 3, 2026, and effective on June 8, 2026	8-K	000-06814	3.1	06/04/2026
3.2	Amended and Restated Bylaws of Big Sky Industrial Inc. effective June 8, 2026	8-K	000-06814	3.2	06/04/2026
10.1	Credit Agreement dated as of January 5, 2022, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.6	01/10/2022
10.2†	First Amendment to Credit Agreement and Limited Waiver dated September 16, 2025, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.3	09/19/2025
10.3†	Second Amendment to Credit Agreement dated April 17, 2026, among U.S. Energy Corp., as borrower, Firstbank Southwest, as Administrative Agent and the Lenders party thereto	8-K	000-06814	10.4	04/20/2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer under Rule 13a-14(b)					X
32.2♦	Certification of Chief Financial Officer under Rule 13a-14(b)					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Schema Document					X
101.CAL*	Inline XBRL Calculation Linkbase Document					X
101.DEF*	Inline XBRL Definition Linkbase Document					X
101.LAB*	Inline XBRL Label Linkbase Document					X
101.PRE*	Inline XBRL Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

*	Filed herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that Big Sky Industrial Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG SKY INDUSTRIAL INC.

Date: November 10, 2026	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Mark L. Zajac
MARK L. ZAJAC, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)